Form 10-Q
period 2021-07-31
SentinelOne, Inc.
filed 2021-09-10
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40531
SENTINELONE, INC.
(Exact name of registrant as specified in its charter)

Delaware		99-0385461
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
	444 Castro Street, Suite 400, Mountain View, California	94041
	(Address of Principal Executive Offices)	(Zip Code)
(855) 868-3733

Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	S	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2021, the registrant had outstanding 41,678,568 shares of Class A common stock and 223,353,396 shares of Class B common stock.

The information in this preliminary prospectus is not complete and may be changed. We may not sell these securities until the registration statement filed with the Securities and Exchange Commission is effective. This preliminary prospectus is not an offer to sell these securities and we are not soliciting offers to buy these securities in any jurisdiction where the offer or sale is not permitted.
Preliminary Prospectus (Subject to Completion)
Issue

Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 17A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•the impact of the continuing COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
•our business plan and our ability to effectively manage our growth;
•our total market opportunity;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to maintain the security and availability of our platform;
•market acceptance of our platform and our ability to increase adoption of our platform;
•beliefs and objectives for future operations;
•our ability to further penetrate our existing customer base and attract, retain, and expand our customer base;
•our ability to timely and effectively scale and adapt our platform;
•our ability to develop new products and services and bring them to market in a timely manner and make enhancements to our platform;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to continue to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
The information in this preliminary prospectus is not complete and may be changed. We may not sell these securities until the registration statement filed with the Securities and Exchange Commission is effective. This preliminary prospectus is not an offer to sell these securities and we are not soliciting offers to buy these securities in any jurisdiction where the offer or sale is not permitted.
Preliminary Prospectus (Subject to Completion)
Issue

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update publicly any of these forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

The information in this preliminary prospectus is not complete and may be changed. We may not sell these securities until the registration statement filed with the Securities and Exchange Commission is effective. This preliminary prospectus is not an offer to sell these securities and we are not soliciting offers to buy these securities in any jurisdiction where the offer or sale is not permitted.
Preliminary Prospectus (Subject to Completion)
Issue

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	July 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,684,702	$395,472
Short-term investments	370	364
Accounts receivable, net	53,318	39,315
Deferred contract acquisition costs, current	17,564	14,733
Prepaid expenses and other current assets	26,145	14,173
Total current assets	1,782,099	464,057
Property and equipment, net	18,892	13,373
Operating lease right-of-use assets	21,453	18,026
Deferred contract acquisition costs, non-current	26,500	21,940
Restricted cash, non-current	2,722	2,694
Intangible assets, net	16,705	470
Goodwill	108,193	—
Total assets	$1,976,564	$520,560
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,615	$11,822
Accrued liabilities	11,141	3,671
Accrued payroll and benefits	26,583	20,134
Operating lease liabilities, current	3,976	3,634
Deferred revenue, current	121,883	89,645
Total current liabilities	173,198	128,906
Deferred revenue, non-current	62,701	52,190
Long-term debt	—	19,621
Operating lease liabilities, non-current	21,448	18,839
Other liabilities	3,249	401
Total liabilities	260,596	219,957
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock; $0.0001 par value; zero and 168,985,413 shares authorized as of July 31, 2021 and January 31, 2021, respectively; zero and 167,058,113 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively, and liquidation preference of zero and $622,414 as of July 31, 2021 and January 31, 2021, respectively	—	621,139
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value; 50,000,000 and zero shares authorized as of July 31, 2021 and January 31, 2021, respectively; and zero shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 and zero shares authorized as of July 31, 2021 and January 31, 2021, respectively; 41,678,568 and zero shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	4	—
Class B common stock; $0.0001 par value; 300,000,000 and 264,659,000 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 223,208,124 and 39,242,316 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	13	2
Additional paid-in capital	2,196,865	29,869
Accumulated other comprehensive income	455	165
Accumulated deficit	(481,369)	(350,572)
Total stockholders’ equity (deficit)	1,715,968	(320,536)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,976,564	$520,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$45,750	$20,674	$83,145	$38,631
Cost of revenue	18,788	7,543	37,071	15,156
Gross profit	26,962	13,131	46,074	23,475
Operating expenses:
Research and development	31,037	13,476	58,857	27,341
Sales and marketing	40,970	16,302	77,150	34,053
General and administrative	22,110	5,914	38,834	10,871
Total operating expenses	94,117	35,692	174,841	72,265
Loss from operations	(67,155)	(22,561)	(128,767)	(48,790)
Interest income	21	46	44	196
Interest expense	(479)	(477)	(782)	(777)
Other income (expense), net	(373)	182	(966)	(11)
Loss before provision for income taxes	(67,986)	(22,810)	(130,471)	(49,382)
Provision for income taxes	177	128	326	194
Net loss	$(68,163)	$(22,938)	$(130,797)	$(49,576)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.57)	$(0.67)	$(1.59)	$(1.45)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	120,520,061	34,480,356	82,394,440	34,229,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(68,163)	$(22,938)	$(130,797)	$(49,576)
Other comprehensive income (loss):
Foreign currency translation adjustments	100	(57)	290	304
Total comprehensive loss	$(68,063)	$(22,995)	$(130,507)	$(49,272)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Three Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	167,058,113	$621,139	50,504,590	$3	$166,974	$355	$(413,206)	$(245,874)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	1,975,381	—	2,617	—	—	2,617
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised options	—	—			537	—	—	537
Stock based compensation expense	—	—	—	—	24,152	—	—	24,152
Issuance of restricted stock for services provided			—	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	(68,163)	(68,163)
Balance as of July 31, 2021	—	$—	264,886,692	$17	$2,196,865	$455	$(481,369)	$1,715,968

	Three Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	144,929,131	$354,365	34,416,477	$1	$13,305	$160	$(259,637)	$(246,171)
Issuance of common stock upon exercise of options	—	—	311,739	—	267	—	—	267
Vesting of early exercised options	—	—	—	—	11	—	—	11
Stock based compensation expense	—	—	—	—	1,597	—	—	1,597
Foreign currency translation adjustments	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(22,938)	(22,938)
Balances as of July 31, 2020	144,929,131	$354,365	34,728,216	$1	$15,180	$103	$(282,575)	$(267,291)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Six Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	167,058,113	621,139	39,242,316	2	29,869	165	(350,572)	(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	4,625,342	—	5,827	—	—	5,827
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	554	—	—	554
Issuance of common stock and awards assumed in connection with acquisition	—	—	7,277,214	1	120,318	—	—	120,319
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock based compensation expense	—	—	—	—	37,712	—	—	37,712
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	290	—	290
Net loss	—	—	—	—	—	—	(130,797)	(130,797)
Balance as of July 31, 2021	—	—	264,886,692	17	2,196,865	455	(481,369)	1,715,968

	Six Months Ended July 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	113,523,948	$201,826	33,550,809	$1	$8,986	$(201)	$(232,999)	$(224,213)
Issuance of Series E Preferred Stock, net of issuance costs of $0.1 million	31,405,183	152,539	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,177,407	—	907	—	—	907
Vesting of early exercised options	—	—	—	—	29	—	—	29
Stock based compensation expense	—	—	—	—	5,258	—	—	5,258
Foreign currency translation adjustments	—	—	—	—	—	304	—	304
Net loss	—	—	—	—	—	—	(49,576)	(49,576)
Balances as of July 31, 2020	144,929,131	$354,365	34,728,216	$1	$15,180	$103	$(282,575)	$(267,291)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended July 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(130,797)	$(49,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,637	1,298
Amortization of deferred contract acquisition costs	9,087	4,758
Non-cash operating lease costs	1,408	1,855
Stock-based compensation expense	34,830	5,239
Other	105	206
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(10,339)	8,696
Prepaid expenses and other current assets	(11,190)	(248)
Deferred contract acquisition costs	(16,477)	(6,749)
Accounts payable	(5,108)	643
Accrued liabilities	6,559	419
Accrued payroll and benefits	6,864	124
Operating lease liabilities	(1,919)	(1,955)
Deferred revenue	37,707	9,783
Other liabilities	2,842	—
Net cash used in operating activities	(72,791)	(25,507)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,685)	(401)
Purchases of intangible assets	—	(126)
Capitalization of internal-use software	(2,852)	(1,292)
Cash paid for acquisition, net of cash and restricted cash acquired	(3,449)	—
Net cash used in investing activities	(7,986)	(1,819)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	152,539
Payments of deferred offering costs	(5,068)	—
Proceeds from revolving line of credit	—	19,857
Repayment of term loan	(20,000)	(20,000)
Proceeds from exercise of stock options	5,827	900
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	1,388,563	—
Net cash provided by financing activities	1,369,322	153,296
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,146	8
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,289,691	125,978
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	399,112	47,680
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$1,688,803	$173,658
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$403	$836
Income taxes paid, net	$74	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$2,882	$19
Property and equipment purchased but not yet paid	$93	$493
Vesting of early exercised stock options	$544	$29
Deferred offering costs accrued but not yet paid	$2,535	$—
Issuance of common stock and assumed equity awards in connection with acquisition	$120,319	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$621,139	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business
SentinelOne, Inc. (SentinelOne, we, our, or us) was incorporated in January 2013 in the State of Delaware. On March 29, 2021, we amended our certificate of incorporation to change our name from Sentinel Labs, Inc. to SentinelOne, Inc. We are a cybersecurity provider that delivers an artificial intelligence-powered platform to enable autonomous cybersecurity defense. Our headquarters is located in Mountain View, California with various other global office locations.
Initial Public Offering and Private Placement
In July 2021, we completed our initial public offering (IPO) and a concurrent private placement, in which we issued and sold an aggregate of 41,678,568 shares of our Class A common stock at $35 per share, including 5,250,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares and 1,428,568 shares issued pursuant to the private placement. We received net proceeds of approximately $1.4 billion after deducting underwriting discounts and commissions.
Upon closing of the IPO, all 167,058,113 shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 169,787,200 shares of Class B common stock. All of our redeemable convertible preferred stock converted on a one-to-one basis, other than 31,405,183 shares of our then-outstanding Series E redeemable preferred stock, which converted into 34,134,270 shares of Class B common stock.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission, (SEC), regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus dated June 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2021 (Final Prospectus).
In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our financial position as of July 31, 2021 and the results of operations for the three and six months ended July 31, 2021. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022 and fiscal 2021 refer to the fiscal years ending January 31, 2022 and January 31, 2021, respectively.
Forward Stock Split
On February 6, 2020, we effected a one-to-three forward stock split of our issued and outstanding shares of common stock and redeemable convertible preferred stock. The par values of common stock and redeemable convertible preferred stock were not adjusted as a result of the stock split. All references to shares of common stock,

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
options, warrants, and redeemable convertible preferred stock and per share amounts have been retroactively adjusted to reflect the forward stock split for the periods presented.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the valuation of our common stock prior to our IPO in June 2021, stock-based compensation, the period of benefit for deferred contract acquisition costs, standalone selling prices (SSP) for each performance obligation, useful lives of long-lived assets, the incremental borrowing rate (IBR) used for operating lease liabilities, and accounting for income taxes. Actual results could differ from those estimates.
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue and long-lived assets by geography, see Notes 3 and 13, respectively.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds. Restricted cash consists of collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current is included within prepaid expenses and other current assets on our consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31
	2021	2021
Cash and cash equivalents	$1,684,702	$395,472
Restricted cash, current	1,379	946
Restricted cash, non-current	2,722	2,694
	$1,688,803	$399,112
 Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. We maintain our cash, cash equivalents, restricted cash, and short-term investments with high-credit-quality financial institutions mainly in the U.S. and Israel. We have not experienced any credit losses relating to our cash, cash equivalents, restricted cash, and short-term investments. For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. We perform periodic credit evaluations of our customers and generally do not require collateral.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The only channel partner that represented 10% or more of accounts receivable, net for the periods presented was as follows:

	As of July 31,	As of January 31
	2021	2021
Channel partner A	18%	23%

There were no end customers that represented 10% or more of accounts receivable as of July 31, 2021 or January 31, 2021.

Channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Channel partner A	19%	19%	18%	19%
Channel partner B	*	13%	*	13%
There were no end customers that represented 10% or more of total revenue for the three and six months ended July 31, 2021 and 2020.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of July 31, 2021 and January 31, 2021, the allowance for doubtful accounts was not material.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (CECL) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted this guidance on February 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We adopted this guidance on February 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. The guidance is effective for us on February 1, 2022. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, ASU 2020-06 requires the application of the if-converted method for all convertible instruments in the diluted earnings per share calculation and the inclusion of the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance is effective for us on February 1, 2024. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
United States	$31,207	68%	$14,777	71%
International	14,543	32	5,897	29
Total	$45,750	100%	$20,674	100%

	Six Months Ended July 31, 2021		Six Months Ended July 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
United States	$57,383	69%	$26,991	70%
International	25,762	31	11,640	30
Total	$83,145	100%	$38,631	100%
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2021 and 2020.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes revenue from contracts by type of customer for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$42,126	92%	$19,698	95%
Direct customers	3,624	8	976	5
Total	$45,750	100%	$20,674	100%

	Six Months Ended July 31, 2021		Six Months Ended July 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$76,238	92%	$36,813	95%
Direct customers	6,907	8	1,818	5
Total	$83,145	100%	$38,631	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $1.4 million and $1.5 million as of July 31, 2021 and January 31, 2021, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $184.6 million and $141.8 million as of July 31, 2021 and January 31, 2021, respectively. We recognized revenue of $24.5 million and $14.4 million during the three months ended July 31, 2021 and 2020, respectively, and $53.6 million and $30.2 million for the six months ended July 31, 2021 and 2020, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of July 31, 2021, our remaining performance obligations were $219.1 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three and six months ended July 31, 2021 and 2020.
4.FAIR VALUE MEASUREMENTS
We measure fair value based on a three-level hierarchy, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs, as follows:
Level 1:Assets and liabilities whose values are based on observable inputs such as quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2:Assets and liabilities whose values are based on inputs from quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Level 3:Assets and liabilities whose values are based on unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value measurement.
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$40,520	$—	$—	$40,520
Short-term investments:
Certificates of deposit	—	370	—	370
Total assets measured and recorded at fair value	$40,520	$370	$—	$40,890

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$40,518	$—	$—	$40,518
Short-term investments:
Certificates of deposit	—	364	—	364
Total assets measured and recorded at fair value	$40,518	$364	$—	$40,882
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2021 and 2020.
As of July 31, 2021 and January 31, 2021, the aggregate fair value of our cash equivalents and short-term investments approximated amortized cost and, as such, there were no unrealized gains or losses, either individually or in the aggregate. As of July 31, 2021 and January 31, 2021, our cash and cash equivalents had contractual maturities of three and six months or less and short-term investments had contractual maturities within one year of each respective date.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Office furniture and equipment	$1,432	$837
Computers, software, and electronic equipment	4,521	3,489
Capitalized internal-use software	13,033	6,959
Leasehold improvements	7,643	4,568
Construction in progress	—	2,925
Total property and equipment	26,629	18,778
Less: Accumulated depreciation and amortization	(7,737)	(5,405)
Total property and equipment, net	$18,892	$13,373

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We capitalized internal-use software costs of $4.8 million and $0.7 million, during the three months ended July 31, 2021 and 2020, respectively, and $5.8 million and $1.3 million during the six months ended July 31, 2021 and 2020, respectively.
Depreciation and amortization expense related to property and equipment was $1.2 million and $0.7 million for the three months ended July 31, 2021 and 2020, respectively, and $2.1 million and $1.3 million for the six months ended July 31, 2021 and 2020, respectively, including amortization expense related to capitalized internal-use software of $0.5 million and $0.3 million for the three months ended July 31, 2021 and 2020, respectively, and $0.9 million and $0.6 million for the six months ended July 31, 2021 and 2020, respectively.
6.INTANGIBLE ASSETS
Intangible assets, net as of July 31, 2021 consisted of the following (in thousands):

As of July 31,
2021
Developed technology	$15,500
Customer relationship	1,500
Non-compete agreements	650
Trademarks	150
Patents	547
Total intangible assets	18,347
Less: accumulated amortization	(1,642)
Total intangible assets, net	$16,705
Intangible assets, net as of January 31, 2021 were not material.
Amortization expense of intangible assets was $0.9 million and $1.6 million for the three and six months ended July 31, 2021, respectively. There was no amortization expense for the same periods last year.
As of July 31, 2021, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2022	$1,665
2023	3,314
2024	2,510
2025	2,285
2026	2,274
Thereafter	4,657
Total	$16,705
7.LONG-TERM DEBT
In May 2018, we entered into a loan and security agreement with a certain lender, which was restated in May 2020, or the Amended Loan and Security Agreement. The Amended Loan and Security Agreement provided a revolving line of credit of up to $45.0 million, maturing in May 2023. In June 2021, we repaid all outstanding indebtedness owed pursuant to the Amended Loan and Security Agreement, terminated the agreement, and closed our revolving line of credit. We had drawn down $20.0 million on the revolving line of credit in May 2020 and repaid the outstanding amounts borrowed under the loan and security agreement in full. All borrowings under the Amended Loan and Security Agreement were secured by substantially all of our assets, including the assets of our wholly-owned subsidiary Scalyr, Inc. (Scalyr). In addition, the terms of the Amended Loan and Security Agreement included certain affirmative covenants that, among other things, required us to maintain certain annual revenue

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
targets during a given covenant period and limited our and our subsidiaries’ abilities to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, and make investments, in each case subject to certain exceptions. Pursuant to our termination of the Amended Loan and Security Agreement, the related security interests have been removed and the covenants shall be of no further force and effect.
In connection with the initial term loan, we issued warrants to purchase shares of common stock with an exercise price of $0.62 per share. The remaining warrants to purchase 954,884 shares of common stock were outstanding and exercisable as of January 31, 2021. During the three months ended July 31, 2021, we issued 940,953 shares of Class B common stock in connection with the cashless exercise of all outstanding warrants to purchase common stock.
We incurred interest expense associated with our long-term debt of $0.5 million during both the three months ended July 31, 2021 and 2020, and $0.8 million for both the six months ended July 31, 2021 and 2020.
8. PREFERRED STOCK
Redeemable Convertible Preferred Stock
Upon the closing of the IPO, all 167,058,113 shares of our then-outstanding redeemable convertible preferred stock automatically converted to an aggregate of 169,787,200 shares of class B common stock. All of our redeemable convertible preferred stock converted on a one-to-one basis, other than 31,405,183 shares of our then-outstanding Series E redeemable convertible preferred stock, which converted into 34,134,270 shares of Class B common stock.
Our redeemable convertible preferred stock as of January 31, 2021 consisted of the following (in thousands, except share and per share data):

	As of January 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Liquidation Amount	Carrying Value	Original Issuance Price per Share
Series Seed	10,962,327	10,962,327	$2,577	$2,553	$0.2351
Series A	12,855,123	12,855,123	10,000	9,948	0.7779
Series B	20,288,700	20,288,700	24,338	24,241	1.1996
Series C	40,338,867	40,338,867	70,433	69,845	1.7460
Series D	29,078,931	29,078,931	95,476	95,239	3.2833
Series E	31,405,183	31,405,183	152,683	152,539	4.8617
Series F	24,056,282	22,128,982	266,907	266,774	12.0614
Total	168,985,413	167,058,113	$622,414	$621,139
During the six months ended July 31, 2020, we issued 31,405,183 shares of Series E Preferred Stock at a price of $4.8617 per share for aggregate proceeds of $152.5 million, net of issuance costs of $0.1 million.
Preferred Stock
In connection with the IPO, we amended and restated our certificate of incorporation, which became effective immediately prior to the closing of our offering, which authorized 50,000,000 shares of undesignated preferred stock, with a par value of $0.0001. As of July 31, 2021, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.
9.COMMON STOCK
We have two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, we amended and restated our certificate of incorporation and authorized 1,500,000,000 shares of Class A common stock and 300,000,000 shares of Class B common stock. The shares of Class A common stock and Class B

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
common stock are identical, except with respect to voting rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to twenty votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to collectively as our common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock at the earlier of: (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (such calculations shall include shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (such calculation shall include shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten.
Our common stock reserved for future issuance on an as-converted basis as of July 31, 2021 and January 31, 2021 were as follows:

	As of July 31,	As of January 31,
	2021	2021
Conversion of redeemable convertible preferred stock	—	168,951,059
Exercise of common stock warrants	—	954,884
Stock options outstanding	48,385,470	37,231,191
RSUs outstanding	346,483	—
Stock options available for future grants	38,570,306	5,642,142
Total shares of common stock reserved	87,302,259	212,779,276
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, our board of directors and in June 2021, our stockholders approved our 2021 Equity Incentive Plan (2021 Plan) as a successor to our 2013 Equity Incentive Plan (2013 Plan) and 2011 Stock Incentive Plan (2011 Plan) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards and restricted stock units (RSUs). A total of 35,281,596 shares of Class A common stock were initially available for issuance under the 2021 Plan. Our compensation committee administers the 2021 Plan. The number of share of our Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2022, equal to the lesser of: (i) five percent (5%) of the aggregate number of outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.
The 2013 Plan and 2011 Plan (together, the Prior Plans) were terminated in July 2021, in connection with the adoption of our 2021 Plan, and stock-based awards are no longer granted under the Prior Plans. However, the Prior Plans will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited or repurchased under the Prior Plans will be automatically transferred to the 2021 Plan and be available for issuance as Class A common stock.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2013 Equity Incentive Plan
Our 2013 Plan was adopted by our board of directors in June 2013 and approved by our stockholders in July 2013. The 2013 Plan provides for the grant of stock-based awards to employees, officers, directors, and other service providers.
As of July 31, 2021, we had 47,976,585 shares reserved for issuance pursuant to grants under our 2013 Plan.
Options granted under the 2013 Plan expire ten years from the date of grant. The options generally vest 25% on the first anniversary of the grant date and monthly over the course of the following three years.
A summary of our stock option plan activity under the 2013 Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	37,231,191	$1.68	8.34	$442,515
Granted	14,048,623	$9.66
Exercised	(3,296,747)	$1.24
Forfeited	(352,965)	$3.86
Outstanding as of July 31, 2021	47,630,102	$4.04	8.44	$2,156,010
Expected to vest as of July 31, 2021	47,630,206	$4.04	8.44	$2,156,010
Vested and exercisable as of July 31, 2021	15,494,656	$1.51	7.28	$740,631

The weighted-average grant-date fair value of options granted during the three months ended July 31, 2021 and 2020 was $18.16 per share and $1.87 per share, respectively. The weighted-average grant-date fair value of options granted during the six months ended July 31, 2021 and 2020 was $13.14 per share and $1.28 per share, respectively.
The aggregate grant-date fair value of options vested during the three months ended July 31, 2021 and 2020 was $8.1 million and $1.1 million, respectively. The aggregate grant-date fair value of options vested during the six months ended July 31, 2021 and 2020 was $12.3 million and $2.0 million, respectively.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 was $53.8 million and $0.7 million, respectively. The aggregate intrinsic value of options exercised during the six months ended July 31, 2021 and 2020 was $80.9 million and $1.9 million, respectively.
As of July 31, 2021, we had unrecognized stock-based compensation expense related to unvested options of $174.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Restricted Stock Units
A summary of our RSUs is as follows:

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2021	—	$—
Granted	346,483	$32.39
Forfeited	—	—
Outstanding as of July 31, 2021	346,483	$32.39
As of July 31, 2021, we had unrecognized stock-based compensation expense related to unvested RSUs of $10.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Performance Milestone Options
In February 2021, we granted 1,243,636 performance milestone options to purchase shares of common stock under the 2013 Plan. The performance milestone options are subject to service-based vesting conditions and achievements of certain milestones. We recognize compensation cost on a graded basis over the total requisite service period for each separately vesting portion of the performance tranches related to these performance milestone options. The grant-date fair value of the performance milestone options was $10.25, $10.37, and $10.49 per share for each of the performance tranches using the Black-Scholes option-pricing model. We assess the probability that the performance condition will be met for each of the performance tranches at the end of each reporting period, and recognize cumulative expense only for the performance tranches that are assessed to be probable of vesting.
During the three and six months ended July 31, 2021, we recorded $5.6 million and $8.7 million of stock-based compensation expense, respectively. As of July 31, 2021, we had unrecognized stock-based compensation expense related to unvested performance milestone options of $4.2 million, that is expected to be recognized over the remaining vesting period of 0.4 years.
Milestone Options
In March 2021, we granted 1,404,605 options to purchase shares of common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of our IPO (the performance-based vesting condition) and the achievement of certain milestone events and our share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
During both the three and six months ended July 31, 2021, we recorded $1.2 million of stock-based compensation expense. As of July 31, 2021, we had unrecognized stock-based compensation expense related to unvested milestone options of $18.1 million, that is expected to be recognized over the remaining vesting period of 5.1 years.
Restricted Common Stock
In connection with the Scalyr acquisition, we granted 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During the three and six months ended July 31, 2021, we recorded $3.1 million and $5.5 million of stock-based compensation expense, respectively. As of July 31, 2021, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $14.1 million that is expected to be recognized over the remaining vesting period of 1.1 years.
2011 Stock Incentive Plan
As part of the Scalyr acquisition, we assumed 2,138,347 options to purchase shares of common stock under the 2011 Plan, at a weighted-average exercise price of $1.74 per share and weighted-average fair value of $13.10 per

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
share, of which 755,368 options remained outstanding with a weighted-average exercise price of $1.72 per share as of July 31, 2021. As of July 31, 2021, 96,579 options were vested and exercisable with a weighted-average exercise price of $1.72 per share. The aggregate grant-date fair value of options vested during the three and six months ended July 31, 2021 was $4.7 million and $8.7 million, respectively. The total unrecognized stock-based compensation expense related to these options was $6.7 million, that is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years. During the three and six months ended July 31, 2021, 266,980 and 1,328,595 options, respectively, were exercised with an aggregate intrinsic value of $7.0 million and $22.7 million, respectively.
Secondary Stock Sales
In May 2021, we facilitated a secondary sale of our common stock. Under the terms of the sale, certain Preferred Stock investors purchased 85,403 shares of common stock from an employee at $23.00 per share for an aggregate purchase price of $2.0 million. We did not recognize any stock-based compensation expense during the three months ended July 31, 2021 in connection with this sale.
In June 2021, we facilitated certain secondary sales of our common stock. Under the terms of the sales, certain Preferred Stock investors purchased 305,724 shares of common stock from certain employees at prices ranging from $21.00 to $52.00 per share for an aggregate purchase price of $8.7 million. The stock-based compensation expense recognized in connection with these sales were not material.
Common Stock Subject to Repurchase
Common stock purchased by employees pursuant to an early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises are initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. These unvested shares may be repurchased by us in case of employment termination at the price paid by the purchaser for such shares. As of July 31, 2021, the balance of common stock subject to repurchase was not material.
Stock-Based Compensation Expense
We estimate the fair value of stock options granted using the Black-Scholes option pricing model based on the following assumptions:
Expected term – We determine expected term based on the average period the options are expected to remain outstanding using the simplified method, calculated as the midpoint of the options’ vesting term and contractual expiration period, until sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior becomes available.
Expected volatility – Since there is little trading history of our common stock, expected volatility is estimated based on the historical volatilities of a group of comparable publicly traded companies.
Risk-free interest rate – The risk-free interest rate is based on U.S. Treasury yields for a period that corresponds with the expected term of the award.
Dividend yield – As we do not currently issue dividends and do not expect to issue dividends on our common stock in the foreseeable future, the expected dividend yield is zero.
Fair value of underlying common stock – Prior to the completion of our IPO, the fair value of our common stock was determined by the board of directors by considering a number of objective and subjective factors including input from management and contemporaneous third-party valuations. After the completion of our IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of our Class A common stock, which is traded on the New York Stock Exchange.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	62.3%	48.3%	62.3% - 66.0%	48.3%- 48.5%
Risk-free interest rate	1.1%	0.4%	0.8% - 1.1%	0.4% - 0.5%
Dividend yield	—%	—%	—%	—%
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue	$840	$65	$1,223	$135
Research and development	8,823	261	15,962	3,024
Sales and marketing	3,905	606	5,952	1,067
General and administrative	7,825	656	11,693	1,013
Total	$21,393	$1,588	$34,830	$5,239
Employee Stock Purchase Plan
In May 2021, our board of directors, and in June 2021, our stockholders approved our 2021 Employee Stock Purchase Plan (ESPP), which became effective on the date of effectiveness of our Final Prospectus, or June 29, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 7,056,319 shares of common stock to eligible employees. The number of shares reserved for issuance and sale under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2022 for the first ten calendar years after the first offering date, in an amount equal to (i) 1% of the aggregate number of outstanding shares of all class our common stock on the last day of the immediately preceding fiscal year, or (ii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for six-month offering periods beginning January 6 and July 6 of each year, with each offering period consisting of single six-month purchase periods, except for the initial offering period which began on July 1, 2021, and will end on July 5, 2023 and the second offering period will begin on January 6, 2022. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock as of the beginning of the offering period or (2) the fair market value of our common stock on the purchase date, as defined in the ESPP except for the initial offering period that has a 24-months look back to the IPO price of $35.
The Company recognized stock-based compensation expense related to ESPP of $1.0 million during both the three and six months ended July 31, 2021. As of July 31, 2021, $2.6 million amount has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
There were no purchases for the three or six months ended July 31, 2021 related to the ESPP.
11.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (0.3)% and (0.6)% for the three months ended July 31, 2021 and 2020, respectively, and (0.2)% and (0.4)% for the six months ended July 31, 2021 and 2020, respectively. We have incurred U.S. operating losses and have minimal profits or offsetting loss carryforwards in certain foreign jurisdictions.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted stock awards, RSUs, ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, converting, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(68,163)	$(22,938)	$(130,797)	$(49,576)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	120,520,061	34,480,356	82,394,440	34,229,843
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.57)	$(0.67)	$(1.59)	$(1.45)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,	As of July 31,
	2021	2020
Redeemable convertible preferred stock	—	145,837,255
Stock options	48,385,470	37,718,141
Common stock warrants	—	1,276,686
Shares subject to repurchase	63,492	82,500
RSUs	346,483	—
ESPP	85,827	—
Restricted common stock	1,315,099	—
Contingently issuable shares	1,317,079	—
Total	51,513,450	184,958,625

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, by geography were as follows (in thousands):

	As of July 31,	As of January 31,
	2021	2021
United States	$8,359	$4,694
Israel	10,515	8,653
Rest of world	18	26
Total	$18,892	$13,373
See Note 3 for revenue by geography.
14.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
BlackBerry Litigation
Starting in October 2019, BlackBerry Corp. and its subsidiary Cylance, Inc. (BlackBerry) filed a total of nine proceedings (seven lawsuits and two arbitrations) against us and certain former BlackBerry employees who joined our company. In these proceedings, BlackBerry alleges that it has viable legal claims as a result of its former employees joining us. Many of these proceedings have now been dismissed. The status of each of the currently pending proceedings is discussed below. We have defended against these claims and expect to continue to defend against these claims.
BlackBerry Corp., et al. v. Coulter, et al. On October 17, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Coulter, et al., No. 953-10-19 (Vt. Super. Ct.) (Vermont Action) against Chris Coulter, an employee on our Vigilance services team. On October 23, 2019, BlackBerry filed an amended complaint that added us as a defendant. The amended complaint asserts claims against us for conspiracy, tortious interference with contract, aiding and abetting breach of fiduciary duties, and misappropriation of trade secrets. The court entered a preliminary injunction order enjoining Mr. Coulter from working for us through February 2021. As a result of the court’s order, Mr. Coulter chose to seek other employment and is no longer employed by us. On January 15, 2021, the court entered an order narrowing the scope of the case and limiting the claims against us in order to avoid conflict with a similar action that was previously filed in California and was dismissed. The Vermont Action is currently pending. On October 25, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al v. Coulter, et al., No. 2019-0854-JTL (Del. Ch.) against Mr. Coulter and us in Delaware Chancery Court. The court stayed this case pending resolution of the Vermont Action, and on February 7, 2020, BlackBerry voluntarily dismissed without prejudice all claims against Mr. Coulter and us. On December 3, 2019, BlackBerry initiated a largely duplicative action in arbitration solely against Mr. Coulter administered by JAMS, an alternative dispute resolution provider. That arbitration action, however, was dismissed on or about March 30, 2021, with JAMS informing us that they had closed their files on this matter on April 30, 2021.
BlackBerry Corp., et al. v. Page, et al. On November 18, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Page, et al., No. 2019-CP-07-2552 (S.C. Cir. Ct.) against Barnaby Page, a go-to-market employee, and us, in a South Carolina state court. The complaint asserts claims against us for aiding and abetting breach of fiduciary duties, tortious interference with contract, and misappropriation of trade secrets. Following initial discovery, on August 27, 2020, we and Mr. Page filed a joint motion for judgment on the pleadings. The motion is currently pending and discovery is ongoing.
Blackberry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced the action captioned, BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 (Cal. Super. Ct. Santa Clara

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cnty.) (Current California Action), against us and unnamed “Doe” defendants, asserting claims against us for trade secret misappropriation and unfair business practices. We filed counterclaims that, in part, seek to invalidate any agreements allegedly supporting BlackBerry’s claims against its former employees. On December 14, 2020, we filed a motion requesting that BlackBerry sufficiently identify any trade secrets it alleges we misappropriated in accordance with California law. On February 12, 2021, the court granted that motion in part, including striking BlackBerry’s expert testimony, and limiting the scope of discovery to customer lists and sales-related information. On March 15, 2021, BlackBerry re-filed a statement identifying its trade secrets to pursue broader claims and discovery. In response, on April 5, 2021, we again filed a motion requesting that BlackBerry sufficiently identify any trade secrets under California law. On June 2, 2021, the court granted the motion in our favor, absent a few discrete areas permitted by the court. On July 2, 2021, Blackberry filed its third amended trade secret identification. In response, on July 16, 2021, we submitted a motion challenging these claims. In its third trade secret statement, in response to our motion again challenging the sufficiency of its trade secret disclosures, Blackberry voluntarily dropped various claims. The parties are currently in the early stages of discovery over the revised trade secret disclosures approved by the court on August 31, 2021. We continue to litigate this action, including actively pursing our counterclaims against them.
BlackBerry Corp., et al. v. Quinn, et al. On February 17, 2020, BlackBerry commenced the action captioned BlackBerry Corp., et al. v. Quinn, et al., No. D-1-GN-20-00096 (Tex. Civ. Ct. – Travis Cnty.) against Sean Quinn, a go-to-market employee, and us, in Texas state court. On August 8, 2020, we and Mr. Quinn moved to stay or dismiss the case in light of the overlapping issues between this case and the Current California Action. On September 21, 2020, the court stayed this case pending resolution of the Current California Action. This lawsuit remains stayed and is pending in abeyance before the Texas court.
We have not recorded any accruals for loss contingencies associated with these legal proceedings, determined that an unfavorable outcome is probable, or determined that the amount or range of any possible loss is reasonably estimable. We believe that there are no other pending or threatened legal proceedings that are likely to have a material adverse effect on our condensed consolidated financial statements.
Warranties and Indemnification
Our services are generally warranted to deliver and operate in a manner consistent with general industry standards that are reasonably applicable and materially conform with our documentation under normal use and circumstances. Our contracts generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights.
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach on us. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2021 and January 31, 2021.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer insurance coverage that would generally enable us to recover a portion of any future amounts paid.
15.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were no matching contributions by us for the three and six months ended July 31, 2021 and 2020, respectively.
Israeli Severance Pay
Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Act, 1963 (Section 14), all of our employees in Israel are entitled to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary.
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. We recorded severance expenses related to these employees of $1.0 million and $0.6 million for the three months ended July 31, 2021 and 2020, respectively, and $1.8 million and $1.1 million for the six months ended July 31, 2021 and 2020, respectively.
16.ACQUISITIONS
On February 6, 2021, we executed a merger agreement to acquire 100% of the issued and outstanding equity securities (the Acquisition) of Scalyr, a leading cloud-native, cloud-scale data analytics platform. This acquisition will allow us to advance our data ingestion, search, and retention capabilities. The Acquisition closed on February 9, 2021 and has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The aggregate consideration transferred was $125.3 million, of which $5.0 million was paid in cash, $106.2 million was comprised of 7,277,214 shares of common stock, and $14.1 million was comprised of assumed options to purchase 2,138,347 shares of common stock. As part of the merger agreement, we entered into non-compete agreements with the founder and the co-founder of Scalyr with a term of three years and a fair value of $0.7 million. The fair value of the non-compete agreements was excluded from the purchase consideration and the net assets acquired, resulting in purchase consideration of $124.6 million. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their preliminary fair value on the date of acquisition as follows (in thousands):

Amount
Cash and cash equivalents	$699
Accounts receivable	3,665
Restricted cash	444
Prepaid expense	277
Intangible assets	17,150
Goodwill	108,193
Accounts payable	(412)
Deferred revenue	(5,041)
Other liabilities	(347)
Total purchase consideration	$124,628
The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance our product available to both new and existing customers and increase our competitive position. Goodwill is not deductible for tax purposes.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the preliminary amounts allocated to the intangible assets identified and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$15,500	7
Customer relationships	1,500	2
Trademarks	150	2
Total intangible assets acquired	$17,150
The preliminary fair value assigned to the developed technology was determined using the multi-period excess earnings method of the income approach. The preliminary fair value assigned to the customer relationships was determined using the distributor method under the income approach, which includes estimates of customer attrition rates. The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.
As part of the consideration transferred, we withheld 1,317,079 shares of our common stock with a fair value of $14.59 per share at the time of grant (Holdback Shares) and $0.4 million of cash related to certain obligations, including indemnification for potential breach of general representations and warranties of the sellers. The Holdback Shares and cash are expected to be released 18 months from the Acquisition closing date, subject to claims for any obligations.
In connection with the Acquisition, we granted 1,315,099 shares of restricted common stock that vest over a period of two years contingent on continued employment, for which stock-based compensation expense will be recognized ratably over the vesting period.
There was no other contingent consideration or cash consideration expected to be paid out subsequent to the Acquisition. The results of operations of Scalyr have been included in our condensed consolidated financial statements from the date of Acquisition.
We have incurred zero and $1.0 million of transaction costs in connection with the Acquisition during the three and six months ended July 31, 2021, respectively.These costs were recorded as general and administrative expenses in the condensed consolidated statements of operations.
The following unaudited pro forma financial information summarizes the results of operations of SentinelOne and Scalyr as if the Acquisition occurred on February 1, 2020 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$45,749	$22,920	$83,219	$42,555
Net loss	$(60,952)	$(32,761)	$(125,944)	$(74,314)
Our consolidated statements of operations from the acquisition date to the period ended July 31, 2021 includes revenue and net loss of Scalyr of $5.0 million and $0.9 million, respectively. The pro forma results reflect certain adjustments for the amortization of acquired intangible assets, adjustments to revenue resulting from the fair value adjustment to deferred revenue, recognition of stock-based compensation, and acquisition-related costs. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Acquisition been completed on the date indicated, nor is it indicative of our future operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended January 31, 2021 included in the final prospectus for our initial public offering, or IPO dated as of June 29, 2021 and filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on June 30, 2021, or the Final Prospectus. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2021 and January 31, 2022 are referred to herein as fiscal 2021 and fiscal 2022, respectively.
Unless the context otherwise requires, all references in this report to "SentinelOne," the “Company,” "we," "our," "us," or similar terms refer to SentinelOne, Inc. and its subsidiaries.
Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built artificial intelligence, or AI,-powered extended detection and response, or XDR, platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks - performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
Our Singularity Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of disparate external and internal sources in real-time. We build rich context by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI detects anomalies that surface when multiple data feeds are correlated. By providing visibility across an organization’s digital assets through one console, our platform makes it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats. We have extended our control and visibility planes beyond the traditional endpoint to unmanaged IoT devices.
Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous IT environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations and our managed security providers and incident response partners the best management experience. Our customers realize improved cybersecurity outcomes with fewer people, producing an attractive return on investment.
We generate substantially all of our revenue by selling subscriptions to our Singularity Platform. Our subscription tiers include Singularity Core, Singularity Control, and Singularity Complete. Additionally, customers can extend the functionality of our platform through our eight subscription Singularity Modules. We generally price our subscriptions and modules on a per agent basis, and each agent generally corresponds with an endpoint, server, virtual machine, or container.
Our subscription contracts typically range from one to three years. We recognize subscription revenue ratably over the term of a contract. Most of our contracts are for terms representing annual increments, therefore contracts generally come up for renewal in the same period in subsequent years. The timing of large multi-year enterprise contracts can create some variability in subscription order levels between periods, though the impact to our revenue in any particular period is limited as a result of ratable revenue recognition.
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of independent software vendors, or ISVs, alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, managed service providers, or MSPs, managed security service providers, or MSSPs, managed detection and response providers, or MDRs, original equipment manufacturers, or OEMs, and incident response firms, or IR firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our XDR and IT and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2021, we had over 5,400 customers, increasing from over 3,000 customers as of July 31, 2020. We had 348 customers with ARR of $100,000 or more as of July 31, 2021, up from 145 as of July 31, 2020. As of July 31, 2021, no single end customer accounted for more than 3% of our ARR. We define ARR as the annualized revenue run rate of our subscription contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under subscription contracts with us. Our ARR outside of the United States represented 34% and 27% for the three months ended July 31, 2021 and 2020, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $45.8 million and $20.7 million for the three months ended July 31, 2021 and 2020, respectively, representing year-over-year growth of 121%. Our revenue was $83.1 million and $38.6 million for the six months ended July 31, 2021 and 2020, respectively, representing year-over-year growth of 115% . During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2021 and 2020 was $68.2 million and $22.9 million, respectively, and our net loss for the six months ended July 31, 2021 and 2020 was $130.8 million and $49.6 million, respectively.
Initial Public Offering and Private Placement
In July 2021, we completed our IPO and a concurrent private placement, in which we issued and sold an aggregate of 41,678,568 shares of our Class A common stock at $35 per share, including 5,250,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares and 1,428,568 shares issued pursuant to the concurrent private placement. We received net proceeds of approximately $1.4 billion after deducting underwriting discounts and commissions.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our operating results.

New Customer Acquisition
Our business model relies on rapidly and efficiently engaging with new customers and expanding our relationship with our customers over time. To drive customer acquisition, we have invested, and expect to continue to invest, heavily in our sales and marketing efforts. While we cannot predict customer adoption rates and demand, the future growth rate and size of the market for endpoint security solutions, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree and speed with which organizations adopt endpoint security solutions and our platform.
Expansion Within Our Existing Customers
Our growing base of customers represents a significant opportunity for further adoption of our platform. As of July 31, 2021, we had over 5,400 customers and 345 customers with ARR of $100,000. Our customers may start with just the Singularity Core version of our platform and upgrade to our Singularity Control and Singularity Complete versions, add Singularity Modules such as Cloud Workload Security and Ranger IoT, or increase the number of protected endpoints and cloud workloads as well as mapped IoT devices. Several of our largest enterprise and government customers have deployed our platform across tens of thousands of endpoints and cloud workloads, running tens of thousands of applications. Our ability to expand within our customer base, particularly large enterprise and government customers, will depend on a number of factors, including platform performance, our customers’ satisfaction with our platform, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our platform.
As of July 31, 2021, our dollar-based gross retention rate, or GRR, was 97% and our dollar-based net retention rate, or NRR, was 129%. As of July 31, 2020, our GRR was 97% and our NRR was 121%. To calculate these metrics, we first determine Prior Period ARR, which is ARR from the population of our customers as of 12 months prior to the end of a particular reporting period. We calculate Gross Retention ARR by subtracting from the total Prior Period ARR the portion of Prior Period ARR accounted for by the subset of those customers that are no longer active at the end of that reporting period. GRR is the quotient obtained by dividing Gross Retention ARR by Prior Period ARR. GRR takes into account customer attrition but does not reflect customer contraction. We calculate Net Retention ARR as the total ARR at the end of a particular reporting period from the set of customers that is used to determine Prior Period ARR. Net Retention ARR includes any expansion, and is net of contraction and attrition associated with that set of customers. NRR is the quotient obtained by dividing Net Retention ARR by Prior Period ARR. We expect both our GRR and NRR to fluctuate over time.
Investing for Growth
We plan to continue investing in our business so that we can capitalize on our market opportunity. We intend to continue to add headcount to our global sales and marketing team to acquire new customers and to increase sales to existing customers. We intend to continue to invest in building additional functionality for our Singularity Platform that will extend our capabilities as our success is dependent on our ability to sustain innovation and technology leadership in order to maintain our competitive advantage. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to further accelerate our product capabilities. For example, we acquired Scalyr, Inc., or Scalyr, in February 2021 to advance our data ingestion, search, and retention capabilities.
We believe that the global opportunity for our Singularity Platform is significant. Our revenue outside of the United States represented 32% and 29% of our revenue for the three months ended July 31, 2021 and 2020, respectively, and represented 31% and 30% of our revenue for the six months ended July 31, 2021 and 2020, respectively. We have made, and plan to continue to make, significant investments to expand geographically, particularly in Europe, the Middle East, Africa, Latin America, and Asia Pacific.
Although our investments in growth may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. If our near-term investments do not lead to the expected revenue growth over time, we may not achieve or maintain profitability or our growth rates may slow.

Impact of COVID-19
Since January 2020, the COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses worldwide, and greater uncertainty in global financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. We have experienced, and may continue to experience, a modest adverse impact on certain parts of our business, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers.
We have also experienced, and may continue to experience, a positive impact as a result of the COVID-19 pandemic. For example, in connection with the travel restrictions and shelter-in-place and work-from-home policies resulting from the COVID-19 pandemic, we have seen an increase in usage and subscriptions from smaller customers, many of whom are small or medium sized businesses. We have also seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events. While a reduction in operating expenses may have an immediate positive impact on our operating results, we do not yet have visibility into the full impact this will have on our business. Moreover, as vaccines become widely available and people begin to return to offices and other workplaces, any positive impacts of the COVID-19 pandemic on our business may slow or decline once the impact of the pandemic tapers.
We cannot predict how long we will continue to experience these impacts as shelter-in-place orders, vaccine availability, and other related measures are expected to change over time. Our operating results, cash flows, and financial condition have not been adversely impacted to date. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19 our operating results, cash flows, and financial condition could be adversely impacted. In addition, in response to the spread of COVID-19, we previously required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. Most of our employees continue to work remotely and we have slowly begun to open up some of our offices at minimal capacity, subject to local COVID-19 restrictions. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future operating results, cash flows, or financial condition. For additional information, see the section titled “Risk Factors.”
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription customers and to maintain and expand our relationship with existing subscription customers. ARR represents the annualized revenue run rate of our subscription contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under subscription contracts with us. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates.

	As of July 31,
	2021	2020
	(in thousands)
Annualized recurring revenue (ARR)	$197,963	$87,284
ARR grew 127% year-over-year to $198.0 million for the three months ended July 31, 2021, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
Customers with ARR of $100,000 or More
We believe that our ability to increase the number of customers with ARR of $100,000 or more is an indicator of our market penetration and strategic demand for our platform. We define a customer as an entity that has an active subscription for access to our platform. We count MSPs, MSSPs, MDRs, and OEMs, who may purchase our products on behalf of multiple companies, as a single customer. We do not count our reseller or distributor channel partners as customers.

	As of July 31,
	2021	2020
	(in thousands)
Customers with ARR of $100,000 or more	348	145
Customers with ARR of $100,000 or more grew 140% year-over-year to 348 for the three months ended July 31, 2021, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate measures the percentage change in our ARR derived from our customer base at a point in time.

	As of July 31,
	2021	2020
Dollar-based net retention rate	129%	121%
Our dollar-based net retention rate was 129% for the three months ended July 31, 2021, driven by existing customers primarily from expansion of the number of endpoints, upgrades of subscription tiers, and purchases of additional modules.
Components of Our Results of Operations
Revenue
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such is considered as a series of distinct service. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-

based measure. Depending upon the structure of a particular arrangement, we (1) allocate the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) apply the ‘right to invoice’ practical expedient and recognizes revenue based on the amount invoiced to the customer during the period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
We invoice our customers upfront upon signing for the entire term of the contract, periodically, or in arrears. Most of our subscription contracts have a term of one to three years.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform. Cost of revenue also consists of personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of acquired intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, and allocated overhead costs.
Our third-party cloud infrastructure costs are driven primarily by the number of customers, the number of endpoints per customer, the number of modules, and the incremental costs for storing additional data collected for such cloud modules. We plan to continue to invest in our platform infrastructure and additional resources in our customer support and services organization as we grow our business. The level and timing of investment in these areas could affect our cost of revenue from period to period.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include allocated facilities and IT overhead costs.
Research and Development
Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include consulting fees, software and subscription services, and third-party cloud infrastructure expenses incurred in developing our platform and modules.
We expect research and development expenses to increase in absolute dollars as we continue to increase investments in our existing products and services. However, we anticipate research and development expenses to decrease as a percentage of our total revenue over time, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses. In addition, research and development expenses that qualify as internal-use software are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of employee salaries, commissions, benefits, bonuses, stock-based compensation, travel and entertainment related expenses, advertising, branding and marketing events, promotions, and software and subscription services. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of four years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal.

We expect sales and marketing expenses to increase in absolute dollars as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base, but to decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, bonuses, stock-based compensation, and other expenses for our executive, finance, legal, human resources, and facilities organizations. General and administrative expenses also include external legal, accounting, other consulting, and professional services fees, software and subscription services, and other corporate expenses.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and short-term investments.
Interest expense consists primarily of interest on borrowings associated with our loan and security agreement.
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized. Based upon a change in operations of our Israel subsidiary, there is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our Israel net deferred tax assets would no longer be required. This could result in a material income tax benefit in our consolidated statement of operations and a corresponding increase in deferred tax assets on our consolidated balance sheet in the period in which such valuation allowance is released.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$45,750	$20,674	$83,145	$38,631
Cost of revenue(1)	18,788	7,543	37,071	15,156
Gross profit	26,962	13,131	46,074	23,475
Operating expenses:
Research and development(1)	31,037	13,476	58,857	27,341
Sales and marketing(1)	40,970	16,302	77,150	34,053
General and administrative(1)	22,110	5,914	38,834	10,871
Total operating expenses	94,117	35,692	174,841	72,265
Loss from operations	(67,155)	(22,561)	(128,767)	(48,790)
Interest income	21	46	44	196
Interest expense	(479)	(477)	(782)	(777)
Other income (expense), net	(373)	182	(966)	(11)
Loss before provision for income taxes	(67,986)	(22,810)	(130,471)	(49,382)
Provision for income taxes	177	128	326	194
Net loss	$(68,163)	$(22,938)	$(130,797)	$(49,576)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$840	$65	$1,223	$135
Research and development	8,823	261	15,962	3,024
Sales and marketing	3,905	606	5,952	1,067
General and administrative	7,825	656	11,693	1,013
Total stock-based compensation expense	$21,393	$1,588	$34,830	$5,239

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	41	36	45	39
Gross profit	59	64	55	61
Operating expenses:
Research and development	68	65	71	71
Sales and marketing	90	79	93	88
General and administrative	48	29	47	28
Total operating expenses	206	173	210	187
Loss from operations	(147)	(109)	(155)	(126)
Interest income	—	—	—	1
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	(1)	1	(1)	—
Loss before provision for income taxes	(149)	(110)	(157)	(128)
Provision for income taxes	—	—	—	—
Net loss	(149)%	(111)%	(157)%	(128)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$45,750	$20,674	$25,076	121%
Revenue increased by $25.1 million, or 121%, from $20.7 million for the three months ended July 31, 2020 to $45.8 million for the three months ended July 31, 2021. The increase was primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of 2022. The increase was due to new customers, which accounted for 44% of the increase, to existing customers, which accounted for 38% of the increase, and to MSP, MSSP, and OEM channel partners, which accounted for 18% of the increase.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$18,788	$7,543	$11,245	149%
Gross profit	$26,962	$13,131	$13,831	105%
Gross margin	59%	64%
Cost of revenue increased by $11.2 million, from $7.5 million for the three months ended July 31, 2020 to $18.8 million for the three months ended July 31, 2021, primarily due to higher third-party cloud infrastructure expenses of $6.2 million from increased data usage and an increase of $4.1 million in allocated overhead costs. Gross margin decreased from 64% to 59%, primarily due to cloud infrastructure expansion driven by fast customer adoption of our XDR platform, growth in support personnel, and higher stock-based compensation.

Research and Development

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development expenses	$31,037	$13,476	$17,561	130%
Research and development expenses increased from $13.5 million for the three months ended July 31, 2020 to $31.0 million for the three months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $13.3 million, including an increase of $8.5 million related to stock-based compensation expense as a result of increased headcount, and an increase of $2.1 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing expenses	$40,970	$16,302	$24,668	151%
Sales and marketing expenses increased from $16.3 million for the three months ended July 31, 2020 to $41.0 million for the three months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $15.8 million, including an increase of $3.3 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $4.3 million in marketing related expenses, including an increase of $1.0 million in corporate branding costs.
General and Administrative

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$22,110	$5,914	$16,196	274%
General and administrative expenses increased from $5.9 million for the three months ended July 31, 2020 to $22.1 million for the three months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $12.6 million, including an increase of $7.2 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $1.0 million in legal and accounting services to support our growth, and a $0.7 million increase in software and subscription services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$21	$46	$(25)	(54)%
Interest expense	$(479)	$(477)	$(2)	—%
Other income (expense), net	$(373)	$182	$(555)	(305)%
The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$177	$128	$49	38%

The provision for income taxes increased primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$83,145	$38,631	$44,514	115%
Revenue increased by $44.5 million, or 115%, from $38.6 million for the six months ended July 31, 2020 to $83.1 million for six months ended July 31, 2021, primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of fiscal 2022. The increase was primarily due to the ongoing demand for our platform.The increase was due to new customers, which accounted for 48% of the increase, to existing customers, which accounted for 35% of the increase, and to MSP, MSSP, and OEM channel partners, which accounted for 17% of the increase.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$37,071	$15,156	$21,915	145%
Gross profit	$46,074	$23,475	$22,599	96%
Gross margin	55%	61%
Cost of revenue increased by $21.9 million from $15.2 million for the six months ended July 31, 2020 to $37.1 million for six months ended July 31, 2021, primarily due to higher third-party cloud infrastructure expenses from increased data usage of $13.0 million and an increase of $7.1 million in allocated overhead costs. Gross margin decreased from 61% for the six months ended July 31, 2020 to 55% for the six months ended July 31, 2021, primarily due to cloud infrastructure expansion driven by fast customer adoption of our XDR platform, growth in support personnel, and higher stock-based compensation.
Research and Development

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development expenses	$58,857	$27,341	$31,516	115%
Research and development expenses increased from $27.3 million for the six months ended July 31, 2020 to $58.9 million for six months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $23.6 million, including an increase of $12.9 million related to stock-based compensation expense as a result of increased headcount, an increase of $3.7 million in third-party cloud infrastructure expenses incurred in developing our platform and modules, and an increase of $1.6 million in consulting expenses.
Sales and Marketing

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing expenses	$77,150	$34,053	$43,097	127%

Sales and marketing expenses increased from $34.1 million for the six months ended July 31, 2020 to $77.2 million for six months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $28.1 million, including an increase of $4.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $9.2 million in marketing-related expenses, including an increase of $2.7 million in corporate branding costs.
General and Administrative

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$38,834	$10,871	$27,963	257%
General and administrative expenses increased from $10.9 million for the six months ended July 31, 2020 to $38.8 million for six months ended July 31, 2021, primarily due to an increase in personnel-related expenses of $20.5 million, including an increase of $10.7 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $3.1 million in legal and accounting services to support our growth, and a $1.4 million increase in software and subscription services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$44	$196	$(152)	(78)%
Interest expense	$(782)	$(777)	$(5)	1%
Other income (expense), net	$(966)	$(11)	$(955)	8682%
Interest income decreased primarily due to decrease in the overall market interest rate. The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.
Provision for Income Taxes

	Six Months Ended July 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$326	$194	$132	68%
The provision for income taxes increased primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
Liquidity and Capital Resources
In July 2021, upon completion of our IPO and the concurrent private placement, we received net proceeds of $1.4 billion, after deducting underwriters’ discounts and commissions and estimated offering expenses of $81.6 million. We did not pay any underwriting discounts or commissions with respect to shares that were sold in the private placement.
Prior to the IPO, we financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under our loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $481.4 million and $350.6 million as of July 31, 2021 and January 31, 2021, respectively. As of July 31, 2021 and January 31, 2021, our principal source of liquidity was cash, cash equivalents, and short-term investments of $1.7 billion and $395.8 million, respectively.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
The following table shows a summary of our cash flows for the period presented:

	Six Months Ended July 31,
	2021	2020

Net cash used in operating activities	$(72,791)	$(25,507)
Net cash used in investing activities	$(7,986)	$(1,819)
Net cash provided by financing activities	$1,369,322	$153,296
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses. We have generated negative cash flows from operating activities and have supplemented working capital through net proceeds from the sale of equity securities.
Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash used in operating activities during the six months ended July 31, 2021 was $72.8 million, primarily consisting of our net loss of $130.8 million, adjusted for non-cash items of $49.1 million and net cash inflows of $8.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $37.7 million increase in deferred revenue resulting primarily from increased subscription contracts, a $6.9 million increase in accrued payroll and benefits due to increased headcount, a $6.6 million increase in accrued liabilities due to timing of invoices received from vendors, and a $2.8 million increase in other liabilities due to deferred credit received from a vendor. These amounts were partially offset by a $16.5 million increase in deferred contract acquisition costs, a $11.2 million increase in prepaid expenses and other current assets, primarily due to annual insurance renewal and prepaid sponsorship costs, a $10.3 million increase in accounts receivable due to an increase in sales, and a $5.1 million decrease in accounts payable due to timing of payments.
Cash used in operating activities during the six months ended July 31, 2020 was $25.5 million, primarily consisting of our net loss of $49.6 million, adjusted for non-cash items of $13.4 million and net cash inflows of $10.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.8 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $8.7 million decrease in accounts receivable due to payment from customers. These amounts were partially offset by a $6.7 million increase in deferred contract acquisition costs.

Investing Activities
Cash used in investing activities during the six months ended July 31, 2021 was $8.0 million, consisting of $3.5 million of cash paid for the acquisition of Scalyr, $2.8 million of capitalized internal-use software costs, and $1.7 million of purchases of property and equipment to support additional office facilities.
Cash used in investing activities during the six months ended July 31, 2020 was $1.8 million, consisting of $1.3 million of capitalized internal-use software costs, $0.4 million of purchases of property and equipment to support additional office facilities and $0.1 million of purchases of intangible assets.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2021 was $1.4 billion, consisting of $1.4 billion of aggregate net proceeds from our IPO and the concurrent private placement completed in July 2021, net of underwriting discounts and commissions, and $5.8 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our revolving line of credit and $5.1 million of payments of deferred offering costs.
Cash provided by financing activities during the six months ended July 31, 2020 was $153.3 million, consisting of $152.5 million of net proceeds from the issuance of our Series E redeemable convertible preferred stock, $19.9 million of net proceeds from our revolving line of credit, and $0.9 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our term loan.
Debt Obligations
In May 2018, we entered into a loan and security agreement with a certain lender, which was restated in May 2020, or the Amended Loan and Security Agreement. The Amended Loan and Security Agreement provided a revolving line of credit of up to $45.0 million, maturing in May 2023. In June 2021, we repaid all outstanding indebtedness owed pursuant to the Amended Loan and Security Agreement, terminated the agreement, and closed our revolving line of credit. Pursuant to our termination of the Amended Loan and Security Agreement, the related security interests have been removed and the covenants shall be of no further force and effect.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments for the three and six months ended July 31, 2021 from the contractual obligations and commitments disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Final Prospectus.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting policies, or GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of July 31, 2021, we had $1.7 billion of cash, cash equivalents, and short-term investments, which consist of money market funds and certificates of deposit. We also had $4.1 million of restricted cash as of July 31, 2021, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.
The functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 14 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our unaudited condensed consolidated financial statements and the accompanying notes included before making a decision to invest in our Class A common stock. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below. These risks include, among others, the following, which we consider our most material risks:
•We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
•We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
•We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
•A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, and financial condition.
•Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
•If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth, and we may not achieve or maintain profitability in the future.

•If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely impact our business, operating results, and financial condition.
•Disruptions or other business interruptions that affect the availability of our platform could adversely impact our customer relationships and overall business.
•We may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
•The dual class structure of our common stock has the effect of concentrating voting control certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate approximately 64.2% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
We were founded in January 2013 and released our first endpoint security solution in February 2015. Our limited operating history may make it difficult to evaluate our current business, future prospects and other trends. We have encountered, and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As a result, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $68.2 million and $22.9 million for the three months ended July 31, 2021 and 2020, respectively, and net loss of $130.8 million and $49.6 million for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, we had an accumulated deficit of $481.4 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth is expected to decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities. Any failure to increase our revenue or to manage our costs as we invest in our business would prevent us from achieving or maintaining profitability.

We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The market for cybersecurity products and services is intensely competitive, fragmented and characterized by rapid changes in technology, customer requirements, industry standards, increasingly sophisticated attackers and by frequent introductions of new or improved products and services. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position would weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition and operating results.
Our competitors and potential competitors include the following:
•endpoint security providers, such as CrowdStrike Holdings, Inc. and VMware, Inc.;
•legacy anti-virus providers such as McAfee Corp., Symantec (a subsidiary of Broadcom, Inc.), and Microsoft Corporation; and
•providers of general network security products and services who offer a broad portfolio of solutions, such as Palo Alto Networks, Inc.
Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract and retain new customers, expand our platform or sell additional products and services to our existing customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to the continuing COVID-19 pandemic and market downturns;
•changes in customer, distributor or reseller requirements or market needs;
•price competition;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers and strategic partnerships entered into by and between our competitors;
•changes in our mix of products, subscriptions and services sold, including changes in the average contract length for subscriptions and support;
•our ability to successfully and continuously expand our business domestically and internationally;
•changes in the growth rate of the endpoint security market;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform;
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•our ability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;

•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to the continuing effects of the COVID-19 pandemic and adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
•the cost and potential outcomes of litigation, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate.
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, customer support and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Also, in connection with the travel restrictions, shelter-in-place and work-from home policies resulting from the COVID-19 pandemic, we have seen an increase in usage and subscriptions from smaller customers, many of whom are small or medium sized businesses. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive products and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margin, increased net losses and loss of market share. Even if there is significant demand for endpoint security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we will have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cybersecurity providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing products and services from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, financial condition and operating results would be adversely affected.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may vary significantly from period to period, which could adversely affect our business, operating results and financial condition. Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the continuing impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
•our ability to attract new and retain existing customers or sell additional features to existing customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of customers;
•the timing and length of our sales cycles;
•changes in customer or channel partner requirements or market needs;
•changes in the growth rate of the cybersecurity market generally and market for endpoint security;
•the timing and success of new product and service introductions by us or our competitors or any other competitive developments, including consolidation among our customers or competitors;
•the level of awareness of cybersecurity threats, particularly advanced cyberattacks, and the market adoption of our platform;
•our ability to successfully expand our business domestically and internationally;
•decisions by organizations to purchase security solutions from larger, more established security vendors or from their primary IT equipment vendors;
•changes in our pricing policies or those of our competitors;
•any disruption in our relationship with ISVs, channel partners, MSPs, MSSPs, MDRs, OEMs and IR firms;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solution;
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes;
•general economic conditions, both domestic and in our foreign markets;
•future accounting pronouncements or changes in our accounting policies or practices;
•negative media coverage or publicity;
•political events;
•general macroeconomic conditions, both domestically and internationally;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our fourth fiscal quarter as compared to other quarters due to the annual budget approval process of many of our customers.
Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical operating results should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for the reasons described above or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits.
Our platform represents a new approach to endpoint protection and, therefore, it is difficult to predict adoption and demand for our platform.
Our cloud-native, artificial intelligence-enabled endpoint security platform represents a new approach to endpoint protection. Accordingly, it is difficult to predict customer adoption and demand for our platform, the size and growth rate of this market, the entry of competitive products and services or the success of existing competitive products and services.
Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with, and customer adoption of, our platform. If the market for our services does not achieve widespread adoption or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, competing technologies and services, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased revenue, which would adversely affect our business operations and financial condition.
Our platform interoperates with, but does not necessarily replace, other security products. Businesses that use other cybersecurity products and services may be hesitant to purchase our platform if they believe their existing products and services provide a level of security that is sufficient to meet their needs. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to security, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, operating results and financial condition.
If businesses do not continue to adopt our platform for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, operating results and financial condition would be adversely affected.
A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely impact our business, operating results, and financial condition.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced and will continue to face cyber threats and attacks from a variety of sources. Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security or an attack against our platform could impact our networks or the networks of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition.
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.
In addition, we may incur significant financial and operational costs to investigate, remediate, eliminate and put in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our platform and customer and investor confidence in our company, and would adversely impact our business, operating results, and financial condition.
Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
Our platform is multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform also provides our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats or temporarily interrupt the functionality of our customers’ endpoints. In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely impact our business, financial condition, and operating results.
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
•a loss of existing or potential customers;
•delayed or lost revenue and adverse impacts to our business, financial condition and operating results;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate, or work around errors or defects, and address and eliminate vulnerabilities;
•an increase in resources devoted to customer service and support, which could adversely affect our gross margin;
•harm to our reputation or brand; and
•claims and litigation, regulatory inquiries, or investigations, enforcement actions, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, if a high-profile cybersecurity incident occurs with respect to another software as a service, or SaaS, provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. In the last few years there have been many successful advanced cybersecurity incidents that have damaged several prominent companies in spite of strong information security measures. For example, SolarWinds Corporation, a provider of IT monitoring and management products and services, experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state, resulting in vulnerabilities being included in software updates related to its Orion Platform products delivered between March and June 2020. We expect that the risks associated with cybersecurity incidents and the costs of preventing such attacks will continue to increase in the future.
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely impact our business, operating results and financial condition.
If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth, and we may not achieve or maintain profitability in the future.
In recent periods, we have experienced rapid growth in the adoption of our platform, customer base and revenue. However, we may not continue to grow in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
•maintain, renew and expand our existing customer base;

•continue to attract new customers;
•induce customers to expand deployment of the initially adopted module(s) of our platform across their organizations and infrastructure, and to adopt additional modules of our platform and services;
•improve the capabilities of our platform through research and development;
•continue to successfully expand our business domestically and internationally; and
•successfully compete with other companies in the endpoint security industry.
Our customers have no obligation to renew their subscription for our platform after the expiration of their contractual subscription period, which is generally one to three years, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for shorter contract subscription lengths or cease using certain features. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solution, mergers and acquisitions involving our customers, industry developments, competition and general economic conditions. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, operating results and financial condition will materially suffer.
If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely impact our business, operating results, and financial condition.
Our platform must effectively interoperate with our customers’ existing IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors, and contains multiple generations of products and services that have been added over time. As a result, our solutions can sometimes encounter interoperability issues on deployment or over time, which require additional support and problem solving with customers, in some cases, at a substantial cost to us. We may also have to modify our software so that our products will interoperate with a customer’s infrastructure. These issues would cause longer deployment and integration times for our platform and could cause order cancellations, all of which would adversely impact our business, operating results and financial condition. In addition, government and other customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely impact our business, operating results and financial condition.
Disruptions or other business interruptions that affect the availability of our platform could adversely impact our customer relationships and overall business.
Our platform is hosted through Amazon Web Services, or AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by AWS, and currently our cloud service infrastructure is run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could adversely impact our business, operating results and financial condition.
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more AWS services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on AWS in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangement with AWS were terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Such a transition may require technical changes to our platform, including, but not limited to, our cloud service infrastructure which was designed to run on AWS. Making such changes could be costly in terms of time and financial resources.
Any of these factors could reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which would harm our business and operating results.
We may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grows. As our customers gain more experience with our platform, the number of endpoints and events, the amount of data transferred, processed and stored by us, and the number of locations where our platform is being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our solution, we will not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we will be unable to compete as effectively and our business and operating results will be adversely impacted.
If we do not accurately anticipate and promptly respond to changes in our customers’ technologies, business plans or security needs, our competitive position and prospects will be adversely impacted.
The cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network-connected endpoints and adapt to increasingly complex IT environments, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smartphones, tablets and other devices, enterprise employees using personal devices for work, and the rapidly evolving Internet of Things, we expect the networks of our customers to continue to change rapidly and become more complex. There can be no assurance that we will be successful in developing and marketing, on a timely basis, enhancements to our platform that adequately address the changing needs of our customers. In addition, any enhancements to our platform could involve research and development processes that are more complex, expensive and time-consuming than we anticipate. We may experience unanticipated delays in the availability of enhancements to our platform and may fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and releasing updates to our platform on a timely basis that can adequately respond to advanced threats and our customers’ evolving needs, our business, operating results and financial condition will be adversely affected.
If we are not able to maintain and enhance our brand and reputation, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our brand and our reputation as a leading provider of endpoint security solutions is critical to our relationship with our existing customers, channel partners and alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop additional features for our platform, our ability to successfully differentiate our platform from competitive cloud-based or legacy security solutions and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our platform, as well as the products of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our products offerings, our professional services and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
If we are unable to maintain successful relationships with our channel partners and alliance partners, or if our channel partners or alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, operating results, and financial condition will be harmed.
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 92% and 95% of our revenue for the three and six months ended July 31, 2021 and 2020, respectively. Our two largest channel partners for the three and six months ended July 31, 2021 and 2020 were Exclusive Networks and SHI International Corp. We generated 19% of our revenue from Exclusive Networks for both the three months ended July 31, 2021 and 2020. We generated 18% and 19% of our revenue from Exclusive Networks for the six months ended July 31, 2021 and 2020, respectively. We generated 9% and 13% of our revenue from SHI International for the three months ended July 31, 2021 and 2020, respectively. We generated 9% and 13% of our revenue from SHI International for the six months ended July 31, 2021 and 2020, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks and SHI International, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
To the extent our partners are unsuccessful in selling our platform, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality partners in each of the regions in which we sell our platform, we are unable to keep them motivated to sell our platform, or our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. The termination of our relationship with any significant partner may adversely impact our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
We are also exposed to credit and liquidity risks and our operating results will be harmed if our partners were to become unable or unwilling to pay us, terminated their relationships with us or went out of business. Although we have programs in place that are designed to monitor and mitigate such risks, we cannot guarantee these programs will be effective in reducing our risks. If we are unable to adequately control these risks, our business, operating results, and financial condition would be harmed. If partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which would adversely affect our business, operating results and financial condition. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse impact on our business and operating results.
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to governmental organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental organizations are subject to a number of challenges and risks that may adversely impact our business and operating results, including the following risks:
•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification. For example, although we are currently certified under the Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lost our certification in the future it would restrict our ability to sell to government customers;
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform;
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and operating results, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and
•governments may require certain products to be manufactured, produced, hosted or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
The occurrence of any of the foregoing could cause governmental organizations to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business, operating results and financial condition.
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We are generating a growing portion of our revenue outside of the United States, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. There are certain risks inherent in conducting international business, including:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s, or the U.K. exit from the European Union, or the E.U., and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the U.K., E.U., and other locations;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•we consider ourselves to be a processor under the GDPR/U.K. GDPR in some instances and a controller of personal data in other circumstances. For example, by expanding into the E.U. and U.K., we may also trigger Article 3(2) of the GDPR/U.K. GDPR as we may be considered to be monitoring data subjects. Additionally, where processing personal data on behalf of our E.U./U.K. customers or processing personal data of E.U./U.K. end users, we may be required to sign data processing agreements which comply with Article 28 of the GDPR/U.K. GDPR. Likewise, to the extent any of our E.U./U.K. entities directly contract with E.U./U.K. customers for the provision of services, we will be directly subject to the GDPR/U.K. GDPR as a processor when processing this personal data;
•costs of localizing products and services;
•lack of acceptance of localized products and services;
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in maintaining our corporate culture with a dispersed and distant workforce;
•treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including with respect to our corporate operating structure and intercompany arrangements;
•different or weaker protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;
•economic weakness or currency-related crises;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur, and regulations applicable to us and our third-party data providers from whom we purchase and resell syndicated data;
•vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;

•our ability to adapt to sales practices and customer requirements in different cultures;
•the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•dependence on certain third parties, including resellers with whom we do not have extensive experience;
•natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic;
•corporate espionage; and
•political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
We have undertaken, and might undertake, additional corporate operating restructurings that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and its objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. Such restructurings increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017, and we are continuing to evaluate its impact as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. Some countries have incorporated the BEPS proposals into their laws and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of its customer’s location than do traditional “arm’s length” income sourcing provisions. Some of the BEPS and related proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.
We have experienced rapid growth in recent periods, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected.
We have experienced rapid revenue growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 540 employees as of July 31, 2020, to over 980 employees as of July 31, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Effectively managing our growth may also be more difficult to accomplish the longer that our employees must work remotely due to the COVID-19 pandemic.
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying new customers, reduce demand for our platform, cause difficulties in introducing new features or other operational difficulties, and any of these difficulties would adversely affect our business, operating results and financial condition.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly with respect to large organizations and government entities. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens our sales cycle.
Our direct sales team develops relationships with our customers, and works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Security solution purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results and financial condition.
The sales prices of our platform may decrease, or the mix of our sales may change, which may reduce our gross profits and adversely affect our financial results.
We have limited experience with respect to determining the optimal prices for our platform. As the market for endpoint security matures, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Further, competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. This could lead customers to demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features without corresponding increases in price, which would adversely affect our business, operating results, and financial condition.
Because we recognize revenue from subscriptions to our platform over the term of the subscription, downturns or upturns in new business will not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the term of their subscription, which is generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decrease in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals will not be fully reflected in our operating results until future periods. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our business, operating results and financial condition.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds or our customers could be entitled to terminate their contracts and our business would suffer.
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our condensed consolidated balance sheets for such commitments. Our business, operating results and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
Our business is subject to the risks of warranty claims, product returns and product defects from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
We may be subject to liability claims for damages related to errors or defects in our solution. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our platform also entails the risk of product liability claims.
Additionally, we typically provide indemnification to customers for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our terms of service. We also provide limited liability in the event of certain breaches of our terms of service. Certain of these contractual provisions survive termination or expiration of the applicable agreement. We have not to date received any indemnification claims from third parties. However, as we continue to grow, the possibility of these claims against us will increase.
If our customers or other third parties we do business with make intellectual property rights or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.
Additionally, our platform may be used by our customers and other third parties who obtain access to our solutions for purposes other than for which our platform was intended.
Under certain circumstances our employees may have access to our customers’ platforms. An employee may take advantage of such access to conduct malicious activities. Any such misuse of our platform could result in negative press coverage and negatively affect our reputation, which could result in harm to our business, reputation and operating results.
We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions, and our potential liability under this warranty is provided by our insurance carrier to us. For example, in limited circumstances, we offer certain customers ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment, if they are affected by a ransomware attack (as specified in our ransomware warranty agreement). The ransomware warranty coverage provides that we will pay $1,000 per endpoint affected by a ransomware-based breach subject to the terms and limitations of the warranty, and is further capped at $1 million for every consecutive 12 months in which the customer subscribes to the solutions with respect to the affected endpoint. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the ransomware warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, financial condition and operating results. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train and retain qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, retain and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision and strategic direction.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.

If we do not effectively hire, integrate and train additional sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base and achieve broader market adoption of our platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We plan to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results and financial condition will be adversely affected.
Any inability to maintain a high-quality customer support organization could lead to a lack of customer satisfaction, which could hurt our customer relationships and have a material adverse effect on our business, financial condition and operating results.
Once our platform is deployed within our customers’ computing environments, our customers rely on our technical support services to assist with service customization and optimization and to resolve certain issues relating to the implementation and maintenance of our platform. If we do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve technical issues, or provide effective ongoing support, our ability to sell additional products and services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged.
In addition, our sales process is highly dependent on our product and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results and financial condition.
We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork that we believe is important to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
Risks Related to Our Intellectual Property
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our platform without compensating us.
We rely primarily on patent, trademark, copyright and trade secrets laws, and confidentiality procedures and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or platform. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United

States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.
Third parties may claim that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results and financial condition.
Third parties may claim that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our channel partners, our alliance partners, our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. We expect the number of such claims to increase as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. For example, we recently received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on three U.S. patents held by IBM. To date, no litigation has been filed by IBM against us regarding the IBM patents. Based upon our preliminary review of these patents, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that IBM will refrain from suing us, or that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. We may also face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, operating results and financial condition.
We license technology from third parties, and our inability to maintain those licenses could harm our business.
We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. As a result, our business, operating results and financial condition would be adversely affected.
Some of our technology incorporates “open source” software, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. In addition, the wide availability of source code used in our solutions could expose us to security vulnerabilities.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solution, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our services. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.
The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our solution. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, discovering certain open source software code in our platform, or a finding that we have breached the terms of an open source software license, could harm our business, operating results and financial condition, by, among other things:
•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our platform or service offerings to our customers;
•requiring us to stop offering certain services or features of our platform;
•requiring us to redesign certain components of our platform using alternative non-infringing or non-open source technology, which could require significant effort and expense;
•requiring us to disclose our software source code and the detailed program commands for our software; and
•requiring us to satisfy indemnification obligations to our customers.

Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including governmental export and import controls, sanctions and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including governmental export controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and we and our employees, representatives, contractors, agents, intermediaries and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment, if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud-based solutions to countries, governments and persons targeted by U.S. sanctions. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations and penalties.
Although we take precautions to prevent our information collection practices and services from being provided in violation of such laws, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results and financial condition.
We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the United States and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results and financial condition.
If we fail to adequately protect personal information or other information we process or maintain, our business, financial condition and operating results could be adversely affected.
We receive, store, and process personal information from our employees, customers, and the employees of our customers, our end users. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, and similar state consumer protection laws. Evolving and changing definitions of personal data and personal information within the E.U., the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
With respect to E.U. and U.K. employees, contractors and other personnel, as well as for our customers’ and prospective customers’ personal data, such as contact information, we are subject to the E.U. General Data Protection Regulation, or the GDPR, and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018, or the U.K. GDPR, respectively. We are a controller with respect to this data.
Additionally, by expanding into the E.U. and U.K., we may also trigger Article 3(2) of the GDPR/U.K. GDPR directly as we may be considered to be monitoring data subjects. To the extent we process personal data on behalf of our customers for the provision of services, we may also be required to enter into data processing agreements which comply with Article 28 of the GDPR/U.K. GDPR.
The GDPR/U.K. GDPR imposes more stringent data protection requirements than previously effective data protection law and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing data subject rights, such as data subject access requests; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining for the first time pseudonymized (key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Where we act as a processor and process personal data on behalf of our customers, we are required to execute mandatory data processing clauses with those customers. The GDPR/U.K. GDPR provides for penalties for noncompliance of up to the greater of €20 million or 4% of worldwide annual revenues (in the case of the GDPR) or £17 million and 4% of worldwide annual revenue (in the case of the U.K. GDPR). As we are required to comply with both the GDPR and the U.K. GDPR, we could be subject to parallel enforcement actions with respect to breaches of the GDPR/U.K. GDPR which affect both E.U. and U.K. data subjects. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the European Economic Area, or the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, which at the present time, includes the United States, unless steps are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield, upon which we relied to provide a mechanism for the transfer of data from E.U. Member States to the United States, on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal information transferred to the United States. Further, the CJEU also advised that the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The CJEU also stated that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. We previously relied on our own, as well as our vendors’, Privacy Shield certification for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR/U.K. GDPR’s data export conditions. These recent developments require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and we may need to implement additional safeguards, such as Standard Contractual Clauses, to further enhance the security of data transferred out of the EEA and the U.K., which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
Further, on June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021 that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. In addition, the U.K.’s withdrawal from the E.U. means that the U.K. will become a “third country” for the purposes of data transfers from the E.U. to the U.K. following the expiration of the six-month personal data transfer grace period (from January 1, 2021) set out in the E.U. and U.K. Trade and Cooperation Agreement, unless a relevant adequacy decision is adopted in favor of the U.K. (which would allow data transfers without additional measures). The European Commission issued a draft adequacy decision for personal information transfers from the EEA to the U.K. in February 2021. Although the European Data Protection Board, or EDPB, issued an opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in U.K. law. If this adequacy decision is not passed by representatives from each of the E.U. member states, we must implement protection measures such as the Standard Contractual Clauses for data transfers between the E.U. and the U.K. or find alternative solutions for the compliant transfer of personal data from the E.U. into the U.K. As supervisory authorities continue to issue further guidance on personal information (including regarding data export and circumstances in which we cannot use the standard contractual clauses), we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an E.U. regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the E.U. or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the UK GDPR outlined above.
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were more readily adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by California Attorney General on July 1, 2020. Since, the CCPA has been amended on multiple occasions with additional regulations coming into force on August 14, 2020 with more recent amendments on March 15, 2021. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning on July 1, 2023. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. For example, the California Attorney General announcement on July 19, 2021 offered insight into how that office will seek to enforce the CCPA and what may constitute legal liability, inferring that CCPA remains subject to varying interpretations by the Attorney General until final regulations are promulgated by the independent California Privacy Protection Agency established under the CPRA. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, which is another comprehensive state privacy law, that will also be effective January 1, 2023, while Colorado recently enacted its Colorado Privacy Act, or CPA, in July 2021 which will be effective July 1, 2023. The CCPA, CPRA, CDPA, and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects.
New worldwide data protection laws, including the aforementioned U.S. and European jurisdictions, may lead to ever changing definitions of personal information and other sensitive information which may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Notably some foreign jurisdictions require that certain types of data be retained on servers within these respective jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the Federal Trade Commission, or the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. We have remedied the matter that led to the FTC order and implemented controls designed to prevent similar issues in the future, and have not received any inquiries from the FTC to date. However, we may be subject to future investigations and legal proceedings by the FTC or other regulators. It is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and operating results. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our users’ data, or regarding the manner in which the express or implied consent of users for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators – could require us to modify our services and features, possibly in a material manner, may subject us to regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us.

We may become involved in litigation that may adversely affect us.
From time to time, we have been subject to claims, suits and other proceedings. For example, we are currently the subject of litigation with Cylance, Inc. For additional information regarding this litigation, see the section titled “Part II—Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, operating results and prospects. Any of these consequences could adversely affect our business, operating results and financial condition.
Risks Related to Financial and Accounting Matters
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.

Being a public company, and particularly after we are no longer an “emerging growth company,” requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and operating results.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. We currently intend to take advantage of the exemptions previously listed.
We could be an emerging growth company for up to five fiscal years following the completion of our IPO. However, certain circumstances could cause us to lose that status earlier, including the date on which we are deemed to be a “large accelerated filer,” under applicable SEC rules, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
We incur significant costs and management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” Our management and other personnel devote a substantial amount of time and incur significant expense in connection with compliance initiatives. For example, in becoming a public company, we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and adopted an insider trading policy. As a public company, we bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and the NYSE have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance related costs.m In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services or technologies. For example, in February 2021, we acquired Scalyr, a data analytics firm. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the problems, liabilities or other shortcomings or challenges involved in an acquisition. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end customers or investors. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•integration of product and service offerings;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•additional legal, regulatory or compliance requirements;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•unanticipated write-offs or charges; and

•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.
We could be subject to additional tax liabilities and United States federal income tax reform could adversely affect us.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.
For example, in December 2017, the United States adopted new tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act (as modified by the Coronavirus Aid, Relief, and Economic Security Act), which significantly reforms the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a largely territorial system. Further changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our operating results and financial condition. The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could adversely impact our operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2021, we had aggregate U.S. federal and state net operating loss carryforwards of $20.7 million and $74.0 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2034, and the state net operating loss carryforwards will begin to expire in 2027. In addition, we had federal research and development credit carryforwards of $0.1 million, which will begin to expire in 2039, and state research and development credit carryforwards of $0.2 million, which do not expire. We also had foreign net operating loss carryforwards of $266.8 million, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We may have experienced ownership changes in the past and we may experience an ownership change in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, and financial condition.
We collect sales, use, value added, digital services, and other similar taxes in a number of jurisdictions. One or more U.S. states or countries may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, U.S. states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the U.K. and France, have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition.
We are expanding our international operations and staff to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other transactions, or with respect to the valuation of intellectual property. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We are subject to federal, state and local income, sales and other taxes in the United States and income, withholding, transaction and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions including in jurisdictions in which we are not currently filing, may assess new or additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include but are not limited to those related to the valuation of our common stock prior to our IPO in June 2021, stock-based compensation, the period of benefit for deferred contract acquisition costs, standalone selling prices for each performance obligation, useful lives of long-lived assets, the incremental borrowing rate (IBR) used for operating lease liabilities, and accounting for income taxes. Additionally, as a result of the COVID-19 pandemic, many of management’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition and profit, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our business, operating results and financial condition.
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and operating results. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk.
Our operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so in the future.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the continuing COVID-19 pandemic could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
Risks Related to the Offering and Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•actual or anticipated changes or fluctuations in our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the expiration of market standoff or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•effects of public health crises, pandemics, and epidemics, such as the COVID-19 pandemic;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, including shares of Class A common stock held by our existing stockholders that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in the IPO).
Subject to certain exceptions, we and all of our directors, executive officers, and certain other record holders that together represent a substantial majority of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, have agreed not to offer, sell or agree to sell, directly or indirectly, or engage in any hedging transactions, any shares of our capital stock without the prior written consent of Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC on behalf of the underwriters, during the period ending on the earlier of (i) the opening of trading on the second trading day immediately following our public release of earnings for the third quarter of fiscal 2022 and (ii) the date that is 180 days after June 29, 2021, which is the date of our Final Prospectus, or the “Full Lock-Up Release.”
The remaining holders of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, have not entered into lock-up agreements with the underwriters and, therefore, are not subject to the restrictions described above. These holders are subject to market standoff agreements with us that restrict their ability to transfer shares of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, and we will not waive any of the restrictions of such market standoff agreements during the period ending 180 days after the date of the Final Prospectus without the prior written consent of Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC on behalf of the underwriters, provided that we may waive such restrictions to the extent consistent with the terms of the lock-up agreements with the underwriters. The market standoff agreements do not prohibit these holders from pledging or hedging activities with respect to our securities.

In addition, approximately 40 million outstanding shares of our Class B common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock as of July 31, 2021 (excluding vested restricted stock units and vested and exercisable stock options) may be sold for a seven-trading day period beginning at the commencement of trading on September 28, 2021, or the 91st day after June 29, 2021, the date of our Final Prospectus. Following this period, the remaining shares shall be locked-up until the Full Lock-Up Release.
Upon the expiration of the restricted period described above, all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC may waive the lock-up agreements entered into by our executive officers, directors, and holders of our securities before they expire.
Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
Following the expiration of the market standoff and lock-up agreements referred to above, our amended and restated investors’ rights agreement, dated October 28, 2020, certain stockholders can require us to file a registration statement for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders.
An aggregate of 4,230,000 shares of our Class B common stock beneficially owned by Mr. Weingarten, our co-founder, Chairman of our Board of Directors, Chief Executive Officer, and President, are pledged as collateral to secure personal indebtedness pursuant to a security and pledge agreement effective June 2021.
We may also issue our shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, acquisition, investment, or otherwise.
The dual class structure of our common stock will have the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who will hold in the aggregate approximately 64.2% of the voting power of our capital stock as of July 31, 2021, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2021, the holders of our outstanding Class B common stock hold approximately 99.1% of the voting power of our outstanding capital stock, with our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, holding in the aggregate approximately 64.2% of the voting power of our capital stock as of July 31, 2021. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which would harm our business and operating results. In addition, our growth rate may actually slow or decline once the impact of the COVID-19 pandemic tapers as people begin to return to offices and other workplaces. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Adverse economic conditions or reduced information technology spending could adversely affect our business, operating results and financial condition.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the COVID-19 pandemic on the foregoing issues, could adversely affect our business, operating results, and financial condition, including longer sales cycles, lower prices for our platform, higher default rates among our channel partners, reduced sales and slower or declining growth.
The continuing COVID-19 pandemic could adversely affect our business, operating results, and financial condition.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
We have experienced, and may continue to experience,negative impacts on certain parts of our business following the implementation of shelter-in-place orders and work-from-home requirements, to mitigate the outbreak of the COVID-19 pandemic, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers.
We do not yet know the full extent of potential impacts on our business, operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Potential impacts include:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;
•while we have started to open select offices in a limited capacity in accordance with local ordinances, most of our employees continue to work from home and a substantial number may continue to do so for the foreseeable future, which may result in decreased employee productivity and morale with increased unwanted employee attrition;
•we continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs;
•we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•we anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
•we may be subject to legal liability for safe workplace claims;
•our critical vendors could go out of business;

•substantially all of our in-person marketing events, including conferences, have been canceled and we are only recently returning to limited in-person events, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person events and other related activities; and
•our marketing, sales, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and our ability to conduct business is largely unproven.
Any of the foregoing could adversely affect our business, financial condition, and operating results.
Moreover, due to the increasingly distributed nature of many workplaces as a result of shelter-in-place mandates, the demand for cybersecurity solutions like ours has increased during the COVID-19 pandemic. As a result, our business has experienced, and may continue to experience, a positive impact as a result of the COVID-19 pandemic. Moreover, we have seen slower growth in certain operating expenses due to reduced business travel, and the virtualization or cancellation of customer and employee events. However, as a vaccine becomes widely available and people begin to return to offices and other workplaces, any positive impacts of the COVID-19 pandemic on our business may slow or decline once the impact of the pandemic tapers.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only our chief executive officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation contains exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the

DGCL, our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
From May 1, 2021 through July 1, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers stock options to purchase an aggregate of 759,131 shares of Class B common stock and restricted stock units settable for an aggregate of 346,483 shares of Class B common stock under our 2013 Plan.
In July 2021, we issued an aggregate of 940,953 shares of Class B common stock pursuant to the net exercise of warrants to purchase our common stock.
On July 2, 2021, concurrently with our IPO, we sold 1,428,568 shares of Class A common stock to entities affiliated with Tiger Global, Insight Venture Partners, Third Point Ventures, and Sequoia Capital, all existing stockholders, in a private placement at a price per share equal to the IPO price.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On July 2, 2021, we closed our IPO, in which we sold 41,678,568 shares of Class A common stock at a price to the public of $35.00 per share, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares as well as shares sold in the concurrent private placement. The offer and sale of all of the shares in the IPO, but not the concurrent private placement, were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-256761 and File No. 333-257539), which were declared effective by the SEC on June 29, 2021. The shares were sold for an aggregate offering price of approximately approximately $1.4 billion. We raised approximately $1,384.8 million in net proceeds after deducting $73.9 million in underwriters' discounts and commissions but before deducting offering costs. We intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.2	Form of Restated Certificate of Incorporation of SentinelOne, Inc.	S-1	333-256761	3.2	June 3, 2021
3.4	Form of Restated Bylaws of SentinelOne, Inc.	S-1	333-256761	3.4	June 3, 2021
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021

10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.5†	Confirmatory Employment Letter between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.8	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.9	June 21, 2021
10.7†	Form of Private Placement Purchase Agreement between SentinelOne, Inc. and certain investors.	S-1/A	333-256761	10.10	June 21, 2021
10.8†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021
10.9†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.12	June 21, 2021
10.10†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.13	June 21, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†      Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTINELONE, INC.

Date: September 10, 2021	By:	/s/ Tomer Weingarten
Tomer Weingarten
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2021	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)