Form 10-Q
period 2021-10-31
SentinelOne, Inc.
filed 2021-12-09
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2021, the registrant had 134,523,732 shares of Class A common stock and 132,387,356 shares of Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	October 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,664,866	$395,472
Short-term investments	378	364
Accounts receivable, net	68,913	39,315
Deferred contract acquisition costs, current	20,451	14,733
Prepaid expenses and other current assets	18,286	14,173
Total current assets	1,772,894	464,057
Property and equipment, net	23,686	13,373
Operating lease right-of-use assets	24,337	18,026
Deferred contract acquisition costs, non-current	30,107	21,940
Intangible assets, net	16,376	470
Goodwill	108,193	—
Other assets	5,401	2,694
Total assets	$1,980,994	$520,560
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,486	$11,822
Accrued liabilities	14,477	3,671
Accrued payroll and benefits	39,472	20,134
Operating lease liabilities, current	4,384	3,634
Deferred revenue, current	139,393	89,645
Total current liabilities	205,212	128,906
Deferred revenue, non-current	67,520	52,190
Long-term debt	—	19,621
Operating lease liabilities, non-current	25,246	18,839
Other liabilities	4,070	401
Total liabilities	302,048	219,957
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock; $0.0001 par value; zero and 168,985,413 shares authorized as of October 31, 2021 and January 31, 2021, respectively; zero and 167,058,113 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively, and liquidation preference of zero and $622,414 as of October 31, 2021 and January 31, 2021, respectively	—	621,139
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value; 50,000,000 and zero shares authorized as of October 31, 2021 and January 31, 2021, respectively; and zero shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 and zero shares authorized as of October 31, 2021 and January 31, 2021, respectively; 115,341,932 and zero shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	11	—
Class B common stock; $0.0001 par value; 300,000,000 and 264,659,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 151,273,448 and 39,242,316 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	6	2
Additional paid-in capital	2,228,438	29,869
Accumulated other comprehensive income	455	165
Accumulated deficit	(549,964)	(350,572)
Total stockholders’ equity (deficit)	1,678,946	(320,536)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,980,994	$520,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$56,018	$24,557	$139,163	$63,188
Cost of revenue	20,357	10,341	57,428	25,497
Gross profit	35,661	14,216	81,735	37,691
Operating expenses:
Research and development	34,773	14,925	93,630	42,266
Sales and marketing	41,311	19,974	118,461	54,027
General and administrative	26,951	9,003	65,785	19,874
Total operating expenses	103,035	43,902	277,876	116,167
Loss from operations	(67,374)	(29,686)	(196,141)	(78,476)
Interest income	99	10	143	206
Interest expense	(3)	(312)	(785)	(1,089)
Other income (expense), net	(1,055)	(111)	(2,021)	(122)
Loss before provision for income taxes	(68,333)	(30,099)	(198,804)	(79,481)
Provision for income taxes	262	57	588	251
Net loss	$(68,595)	$(30,156)	$(199,392)	$(79,732)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.26)	$(0.85)	$(1.39)	$(2.30)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	262,999,535	35,646,513	143,199,215	34,705,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(68,595)	$(30,156)	$(199,392)	$(79,732)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(15)	290	289
Total comprehensive loss	$(68,595)	$(30,171)	$(199,102)	$(79,443)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Three Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2021	—	$—	264,886,692	$17	$2,196,865	$455	$(481,369)	$1,715,968
Issuance of common stock upon exercise of options	—	—	1,726,663	—	2,803	—	—	2,803
Vesting of restricted stock units	—	—	2,025	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	28,761	—	—	28,761
Net loss	—	—	—	—	—	—	(68,595)	(68,595)
Balance as of October 31, 2021	—	$—	266,615,380	$17	$2,228,438	$455	$(549,964)	$1,678,946

	Three Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of July 31, 2020	144,929,131	$354,365	34,728,216	$1	$15,180	$103	$(282,575)	$(267,291)
Issuance of Series F Preferred Stock, net of issuance costs of $0.1 million	22,128,982	266,774	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,203,908	—	2,088	—	—	2,088
Vesting of early exercised options	—	—	—	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	4,610	—	—	4,610
Issuance of common stock for services	—	—	11,013	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(30,156)	(30,156)
Balances as of October 31, 2020	167,058,113	$621,139	36,943,137	$1	$21,948	$88	$(312,731)	$(290,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Nine Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	6,352,005	—	8,630	—	—	8,630
Vesting of restricted stock units	—	—	2,025	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	563	—	—	563
Issuance of common stock and awards assumed in connection with acquisition	—	—	7,277,214	1	120,318	—	—	120,319
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	66,473	—	—	66,473
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	290	—	290
Net loss	—	—	—	—	—	—	(199,392)	(199,392)
Balance as of October 31, 2021	—	$—	266,615,380	$17	$2,228,438	$455	$(549,964)	$1,678,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Nine Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2020	113,523,948	$201,826	33,550,809	$1	$8,986	$(201)	$(232,999)	$(224,213)
Issuance of Series E Preferred Stock, net of issuance costs of $0.1 million	31,405,183	152,539	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs of $0.1 million	22,128,982	266,774	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3,381,315	—	2,995	—	—	2,995
Vesting of early exercised options	—	—	—	—	52	—	—	52
Stock-based compensation expense	—	—	—	—	9,868	—	—	9,868
Issuance of common stock for services	—	—	11,013	—	47	—	—	47
Foreign currency translation adjustments	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(79,732)	(79,732)
Balances as of October 31, 2020	167,058,113	$621,139	36,943,137	$1	$21,948	$88	$(312,731)	$(290,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended October 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(199,392)	$(79,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,862	2,026
Amortization of deferred contract acquisition costs	14,551	7,703
Non-cash operating lease costs	2,180	2,391
Stock-based compensation expense	62,193	9,834
Other	849	235
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(26,322)	4,302
Prepaid expenses and other assets	(6,916)	(1,802)
Deferred contract acquisition costs	(28,436)	(13,710)
Accounts payable	(5,658)	2,743
Accrued liabilities	9,900	1,704
Accrued payroll and benefits	19,774	1,827
Operating lease liabilities	(2,288)	(2,713)
Deferred revenue	60,037	21,916
Other liabilities	3,663	—
Net cash used in operating activities	(90,003)	(43,276)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,268)	(1,634)
Purchases of intangible assets	(520)	(182)
Capitalization of internal-use software	(4,733)	(2,130)
Cash paid for acquisition, net of cash and restricted cash acquired	(3,449)	—
Net cash used in investing activities	(11,970)	(3,946)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	152,539
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	266,774
Payments of deferred offering costs	(7,416)	—
Proceeds from revolving line of credit	—	19,857
Repayment of debt	(20,000)	(20,000)
Proceeds from exercise of stock options	8,630	2,996
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	1,388,562	—
Net cash provided by financing activities	1,369,776	422,166
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,146	(18)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,268,949	374,926
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	399,112	47,680
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$1,668,061	$422,606
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$406	$1,107
Income taxes paid, net	$156	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$4,280	$34
Property and equipment purchased but not yet paid	$443	$16
Vesting of early exercised stock options	$566	$52
Deferred offering costs accrued but not yet paid	$186	$—
Issuance of common stock and assumed equity awards in connection with acquisition	$120,319	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$621,139	$—
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
In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our financial position as of October 31, 2021 and the results of operations for the three and nine months ended October 31, 2021. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of October 31,	As of January 31
	2021	2021
Cash and cash equivalents	$1,664,866	$395,472
Restricted cash, current	433	946
Restricted cash, non-current	2,762	2,694
	$1,668,061	$399,112
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
The only channel partner that represented 10% or more of accounts receivable, net for the periods presented was as follows:

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of October 31,	As of January 31
	2021	2021
Channel partner A	18%	23%

There were no end customers that represented 10% or more of accounts receivable as of October 31, 2021 or January 31, 2021.

Channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Channel partner A	18%	19%	18%	19%
Channel partner B	*	13%	*	13%
*Less than 10%
There were no end customers that represented 10% or more of total revenue for the three and nine months ended October 31, 2021 and 2020.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of October 31, 2021, the allowance for doubtful accounts was $0.4 million. As of January 31, 2021, the allowance for doubtful accounts was not material.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. We early adopted this guidance on August 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (CECL) model. The

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted this guidance on February 1, 2021, which did not have a material impact on our condensed consolidated financial statements.
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended October 31, 2021		Three Months Ended October 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
United States	$37,423	67%	$17,369	71%
International	18,595	33	7,188	29
Total	$56,018	100%	$24,557	100%

	Nine Months Ended October 31, 2021		Nine Months Ended October 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
United States	$94,806	68%	$44,360	70%
International	44,357	32	18,828	30
Total	$139,163	100%	$63,188	100%
No single country other than the United States represented 10% or more of our revenue during the three and nine months ended October 31, 2021 and 2020.
The following table summarizes revenue from contracts by type of customer for the periods presented (in thousands, except percentages):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended October 31, 2021		Three Months Ended October 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$51,283	92%	$23,489	96%
Direct customers	4,735	8	1,068	4
Total	$56,018	100%	$24,557	100%

	Nine Months Ended October 31, 2021		Nine Months Ended October 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$127,521	92%	$60,302	95%
Direct customers	11,642	8	2,886	5
Total	$139,163	100%	$63,188	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $1.3 million and $1.5 million as of October 31, 2021 and January 31, 2021, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $206.9 million and $141.8 million as of October 31, 2021 and January 31, 2021, respectively. We recognized revenue of $23.4 million and $13.5 million during the three months ended October 31, 2021 and 2020, respectively, and $77.0 million and $43.8 million for the nine months ended October 31, 2021 and 2020, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of October 31, 2021, our remaining performance obligations were $265.5 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three and nine months ended October 31, 2021 and 2020.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of October 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$40,521	$—	$—	$40,521
Short-term investments:
Certificates of deposit	—	378	—	378
Total assets measured and recorded at fair value	$40,521	$378	$—	$40,899

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$40,518	$—	$—	$40,518
Short-term investments:
Certificates of deposit	—	364	—	364
Total assets measured and recorded at fair value	$40,518	$364	$—	$40,882
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2021 and 2020.
As of October 31, 2021 and January 31, 2021, the aggregate fair value of our cash equivalents and short-term investments approximated amortized cost and, as such, there were no unrealized gains or losses, either individually or in the aggregate. As of October 31, 2021 and January 31, 2021, our cash and cash equivalents had contractual maturities of three months or less and short-term investments had contractual maturities within one year of each respective date.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Office furniture and equipment	$1,349	$837
Computers, software, and electronic equipment	5,623	3,489
Capitalized internal-use software	16,312	6,959
Leasehold improvements	7,568	4,568
Construction in progress	1,638	2,925
Total property and equipment	32,490	18,778
Less: Accumulated depreciation and amortization	(8,804)	(5,405)
Total property and equipment, net	$23,686	$13,373
We capitalized internal-use software costs of $3.3 million and $0.9 million, during the three months ended October 31, 2021 and 2020, respectively, and $9.1 million and $2.2 million during the nine months ended October 31, 2021 and 2020, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Depreciation and amortization expense related to property and equipment was $1.2 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively, and $3.3 million and $2.0 million for the nine months ended October 31, 2021 and 2020, respectively, including amortization expense related to capitalized internal-use software of $0.6 million and $0.3 million for the three months ended October 31, 2021 and 2020, respectively, and $1.5 million and $1.0 million for the nine months ended October 31, 2021 and 2020, respectively.
6.INTANGIBLE ASSETS
Intangible assets, net as of October 31, 2021 consisted of the following (in thousands):

As of October 31,
2021
Developed technology	$15,500
Customer relationship	1,500
Non-compete agreements	650
Trademarks	150
Patents	812
Total finite-lived intangible assets	18,612
Less: accumulated amortization	(2,491)
Total finite-lived intangible assets, net	$16,121
Indefinite-lived intangible assets - domain names	255
Total intangible assets, net	$16,376
Intangible assets, net as of January 31, 2021 were not material.
Amortization expense of intangible assets was $0.8 million and $2.4 million for the three and nine months ended October 31, 2021, respectively. There was no amortization expense for the same periods last year.
As of October 31, 2021, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2022	$844
2023	3,348
2024	2,544
2025	2,319
2026	2,307
Thereafter	4,759
Total	$16,121
7.LONG-TERM DEBT
In May 2018, we entered into a loan and security agreement with a certain lender, which was restated in May 2020, or the Amended Loan and Security Agreement. The Amended Loan and Security Agreement provided a revolving line of credit of up to $45.0 million, maturing in May 2023. In June 2021, we repaid all outstanding indebtedness owed pursuant to the Amended Loan and Security Agreement, terminated the agreement, and closed our revolving line of credit. We had drawn down $20.0 million on the revolving line of credit in May 2020 and repaid the outstanding amounts borrowed under the loan and security agreement in full. All borrowings under the Amended Loan and Security Agreement were secured by substantially all of our assets, including the assets of our wholly-owned subsidiary Scalyr, Inc. (Scalyr). In addition, the terms of the Amended Loan and Security Agreement included certain affirmative covenants that, among other things, required us to maintain certain annual revenue targets during a given covenant period and limited our and our subsidiaries’ abilities to, among other things, dispose

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, and make investments, in each case subject to certain exceptions. Pursuant to our termination of the Amended Loan and Security Agreement, the related security interests have been removed and the covenants shall be of no further force and effect.
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
We incurred interest expense associated with our long-term debt of zero and $0.3 million during the three months ended October 31, 2021 and 2020, respectively, and $0.4 million and $1.1 million for the nine months ended October 31, 2021 and 2020, respectively.
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
During the nine months ended October 31, 2020, we issued 31,405,183 shares of Series E Preferred Stock at a price of $4.8617 per share for aggregate proceeds of $152.5 million, net of issuance costs of $0.1 million. and 22,128,982 shares of Series F Preferred Stock at a price of 12.0614 per share for aggregate proceeds of $266.8 million, net of issuance costs of $0.1 million.
Preferred Stock
In connection with the IPO, we amended and restated our certificate of incorporation, which became effective immediately prior to the closing of our offering, which authorized 50,000,000 shares of undesignated preferred stock, with a par value of $0.0001. As of October 31, 2021, there were 50,000,000 shares of preferred stock authorized and zero shares of preferred stock outstanding.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.COMMON STOCK
We have two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, we amended and restated our certificate of incorporation and authorized 1,500,000,000 shares of Class A common stock and 300,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to twenty votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to collectively as our common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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
Our common stock reserved for future issuance on an as-converted basis as of October 31, 2021 and January 31, 2021 were as follows:

	As of October 31,	As of January 31,
	2021	2021
Conversion of redeemable convertible preferred stock	—	168,951,059
Exercise of common stock warrants	—	954,884
Stock options outstanding	46,333,088	37,231,191
Restricted stock units outstanding	868,978	—
Shares available for future grants	38,500,802	5,642,142
Total shares of common stock reserved	85,702,868	212,779,276
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, our board of directors and in June 2021, our stockholders approved our 2021 Equity Incentive Plan (2021 Plan) as a successor to our 2013 Equity Incentive Plan (2013 Plan) and 2011 Stock Incentive Plan (2011 Plan) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards and restricted stock units (RSUs). A total of 35,281,596 shares of Class A common stock were initially available for issuance under the 2021 Plan, plus any reserved shares not issued or subject to outstanding grants under our 2011 Plan or the 2013 Plan. Our compensation committee administers the 2021 Plan. The number of shares of our Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2022, equal to the lesser of: (i) five percent (5%) of the aggregate number of outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2013 Plan and 2011 Plan (together, the Prior Plans) were terminated in July 2021, in connection with the adoption of our 2021 Plan, and stock-based awards are no longer granted under the Prior Plans. However, the Prior Plans will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that expire or are canceled, forfeited or repurchased under the Prior Plans will be automatically transferred to the 2021 Plan and be available for issuance as Class A common stock.
Restricted Stock Units
A summary of our RSUs is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2021	—	$—
Granted	541,929	$57.43
Released	(401)	$66.33
Forfeited	(11,693)	$52.32
Outstanding as of October 31, 2021	529,835	$57.54
As of October 31, 2021, we had unrecognized stock-based compensation expense related to unvested RSUs of $29.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.8 years.
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
A summary of our stock option plan activity under the 2013 Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	37,231,191	$1.68	8.34	$442,515
Granted	14,048,623	$9.66
Exercised	(5,003,134)	$1.37
Forfeited	(668,764)	$3.46
Outstanding as of October 31, 2021	45,607,916	$4.14	8.17	$2,839,436
Expected to vest as of October 31, 2021	45,607,916	$4.14	8.17	$2,839,436
Vested and exercisable as of October 31, 2021	17,549,104	$2.00	7.25	$1,130,248

We did not grant any options during the three months ended October 31, 2021. The weighted-average grant-date fair value of options granted during the three months ended October 31, 2020 was $2.25 per share. The weighted-average grant-date fair value of options granted during the nine months ended October 31, 2021 and 2020 was $13.14 per share and $1.52 per share, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The aggregate grant-date fair value of options vested during the three months ended October 31, 2021 and 2020 was $9.1 million and $1.4 million, respectively. The aggregate grant-date fair value of options vested during the nine months ended October 31, 2021 and 2020 was $21.4 million and $3.4 million, respectively.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during the three months ended October 31, 2021 and 2020 was $92.7 million and $6.8 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2021 and 2020 was $173.6 million and $8.7 million, respectively.
As of October 31, 2021, we had unrecognized stock-based compensation expense related to unvested options of $162.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
Restricted Stock Units
A summary of our RSUs is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2021	—	$—
Granted	346,483	$32.39
Released	(1,624)	$32.69
Forfeited	(5,716)	$32.31
Outstanding as of October 31, 2021	339,143	$32.39
As of October 31, 2021, we had unrecognized stock-based compensation expense related to unvested RSUs of $8.5 million that is expected to be recognized on a graded vesting basis over a weighted-average period of 1.8 years.
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
During the three and nine months ended October 31, 2021, we recorded $3.5 million and $12.2 million of stock-based compensation expense, respectively. As of October 31, 2021, we had unrecognized stock-based compensation expense related to unvested performance milestone options of $0.6 million, that is expected to be recognized over the remaining vesting period of 0.2 years.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During both the three and nine months ended October 31, 2021, we recorded $0.9 million and $2.1 million of stock-based compensation expense, respectively. As of October 31, 2021, we had unrecognized stock-based compensation expense related to unvested milestone options of $17.2 million, that is expected to be recognized over the remaining vesting period of 4.8 years.
Restricted Common Stock
In connection with the Scalyr acquisition, we granted 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During the three and nine months ended October 31, 2021, we recorded $2.7 million and $8.2 million of stock-based compensation expense, respectively. As of October 31, 2021, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $11.4 million that is expected to be recognized over the remaining vesting period of 1.2 years.
2011 Stock Incentive Plan
As part of the Scalyr acquisition, we assumed 2,138,347 options to purchase shares of common stock under the 2011 Plan, at a weighted-average exercise price of $1.74 per share and weighted-average fair value of $13.10 per share, of which 725,172 options remained outstanding with a weighted-average exercise price of $1.72 per share as of October 31, 2021. As of October 31, 2021, 108,452 options were vested and exercisable with a weighted-average exercise price of $1.72 per share. The aggregate grant-date fair value of options vested during the three and nine months ended October 31, 2021 was $0.8 million and $9.5 million, respectively. The total unrecognized stock-based compensation expense related to these options was $5.7 million, that is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years. During the three and nine months ended October 31, 2021, 20,276 and 1,348,871 options, respectively, were exercised with an aggregate intrinsic value of $8.8 million and $31.5 million, respectively.
Common Stock Subject to Repurchase
Common stock purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises are initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. These unvested shares may be repurchased by us in case of employment termination at the price paid by the purchaser for such shares. As of October 31, 2021, the balance of common stock subject to repurchase was not material.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Fair value of underlying common stock – Prior to the completion of our IPO, the fair value of our common stock was determined by the board of directors by considering a number of objective and subjective factors including input from management and contemporaneous third-party valuations. Since the completion of our IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of our Class A common stock, which is traded on the New York Stock Exchange.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Expected term (in years)	0	6.0	6.0	6.0
Expected volatility	—%	47.6%	62.3% - 66.0%	47.6%- 48.5%
Risk-free interest rate	—%	0.4%	0.8% - 1.1%	0.4% - 0.5%
Dividend yield	—%	—%	—%	—%
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue	$1,202	$66	$2,425	$201
Research and development	9,035	443	24,997	3,467
Sales and marketing	4,848	985	10,800	2,052
General and administrative	12,277	3,101	23,970	4,114
Total	$27,362	$4,595	$62,192	$9,834
Employee Stock Purchase Plan
In May 2021, our board of directors, and in June 2021, our stockholders approved our 2021 Employee Stock Purchase Plan (ESPP), which became effective on the date of effectiveness of our Final Prospectus, or June 29, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 7,056,319 shares of common stock to eligible employees. The number of shares reserved for issuance and sale under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2022 for the first ten calendar years after the first offering date, in an amount equal to (i) 1% of the aggregate number of outstanding shares of all classes of our common stock on the last day of the immediately preceding fiscal year, or (ii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for six-month offering periods beginning January 6 and July 6 of each year, with each offering period consisting of single six-month purchase periods, except for the initial offering period which began on July 1, 2021, and will end on July 5, 2023. The second offering period will begin on January 6, 2022. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock as of the beginning of the offering period or (2) the fair market value of our common stock on the purchase date, as defined in the ESPP except for the initial offering period that has a 24-months look back to the IPO price of $35.
The Company recognized stock-based compensation expense related to ESPP of $2.2 million and $3.2 million during the three and nine months ended October 31, 2021, respectively. As of October 31, 2021, $7.7 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
There were no purchases for the three or nine months ended October 31, 2021 related to the ESPP.
11.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We had an effective tax rate of (0.4)% and (0.2)% for the three months ended October 31, 2021 and 2020, respectively, and (0.3)% and (0.3)% for the nine months ended October 31, 2021 and 2020, respectively. We have incurred U.S. operating losses and have minimal profits or offsetting loss carryforwards in certain foreign jurisdictions.
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
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(68,595)	$(30,156)	$(199,392)	$(79,732)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	262,999,535	35,646,513	143,199,215	34,705,426
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.26)	$(0.85)	$(1.39)	$(2.30)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of October 31,	As of October 31,
	2021	2020
Redeemable convertible preferred stock	—	168,454,948
Stock options	46,333,088	39,057,330
Common stock warrants	—	1,276,686
Shares subject to repurchase	45,434	60,000
RSUs	868,978	—
ESPP	257,748	—
Restricted common stock	1,142,496	—
Contingently issuable shares	1,317,079	—
Total	49,964,823	208,848,964
13.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, by geography were as follows (in thousands):

	As of October 31,	As of January 31,
	2021	2021
United States	$12,141	$4,694
Israel	11,465	8,653
Rest of world	80	26
Total	$23,686	$13,373
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Blackberry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced the action captioned, BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 (Cal. Super. Ct. Santa Clara Cnty.) (Current California Action), against us and unnamed “Doe” defendants, asserting claims against us for trade secret misappropriation and unfair business practices. We filed counterclaims that, in part, seek to invalidate any agreements allegedly supporting BlackBerry’s claims against its former employees. On December 14, 2020, we filed a motion requesting that BlackBerry sufficiently identify any trade secrets it alleges we misappropriated in accordance with California law. On February 12, 2021, the court granted that motion in part, including striking BlackBerry’s expert testimony, and limiting the scope of discovery to customer lists and sales-related information. On March 15, 2021, BlackBerry re-filed a statement identifying its trade secrets to pursue broader claims and discovery. In response, on April 5, 2021, we again filed a motion requesting that BlackBerry sufficiently identify any trade secrets under California law. On June 2, 2021, the court granted the motion in our favor, absent a few discrete areas permitted by the court. On July 2, 2021, Blackberry filed its third amended trade secret identification. In response, on July 16, 2021, we submitted a motion challenging these claims. In its third trade secret statement, in response to our motion again challenging the sufficiency of its trade secret disclosures, Blackberry voluntarily dropped various claims. The parties are currently in the early stages of discovery over the revised trade secret disclosures approved by the court on August 31, 2021. We continue to litigate this action, including actively pursuing our counterclaims against them.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2021 and January 31, 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
15.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were no matching contributions by us for the three and nine months ended October 31, 2021 and 2020, respectively.
Israeli Severance Pay
Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. Pursuant to Section 14 of the Severance Compensation Act, 1963 (Section 14), all of our employees in Israel are entitled to monthly deposits made in their name with insurance companies, at a rate of 8.33% of their monthly salary.
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively, and $2.7 million and $1.8 million for the nine months ended October 31, 2021 and 2020, respectively.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits resulting from the acquisition that will enhance the value of our product(s) for both new and existing customers and strengthen our competitive position. Goodwill is not deductible for tax purposes.
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
There was no other contingent consideration or cash consideration expected to be paid out subsequent to the Acquisition. The results of operations of Scalyr have been included in our condensed consolidated financial statements from the date of the Acquisition.
We have incurred zero and $1.0 million of transaction costs in connection with the Acquisition during the three and nine months ended October 31, 2021, respectively. These costs were recorded as general and administrative expenses in the condensed consolidated statements of operations.
The following unaudited pro forma financial information summarizes the results of operations of SentinelOne and Scalyr as if the Acquisition occurred on February 1, 2020 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$56,018	$26,789	$139,237	$69,344
Net loss	$(65,071)	$(43,281)	$(191,015)	$(117,595)
Our consolidated statements of operations from the date of the Acquisition to the period ended October 31, 2021 includes revenue and net loss of Scalyr of $8.8 million and $0.5 million, respectively. The pro forma results reflect certain adjustments for the amortization of acquired intangible assets, adjustments to revenue resulting from the fair value adjustment to deferred revenue, recognition of stock-based compensation, and acquisition-related costs. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Acquisition been completed on the date indicated, nor is it indicative of our future operating results.

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
Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous IT environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations and our managed security providers and incident response partners a great management experience. Our customers realize improved cybersecurity outcomes with fewer people, producing an attractive return on investment.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2021, we had over 6,000 customers, increasing from over 3,350 customers as of October 31, 2020. We had 416 customers with ARR of $100,000 or more as of October 31, 2021, up from 173 as of October 31, 2020. As of October 31, 2021, no single end customer accounted for more than 3% of our ARR. We define ARR as the annualized revenue run rate of our subscription contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under subscription contracts with us. Our ARR outside of the United States represented 35% and 28% for the three months ended October 31, 2021 and 2020, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $56.0 million and $24.6 million for the three months ended October 31, 2021 and 2020, respectively, representing year-over-year growth of 128%. Our revenue was $139.2 million and $63.2 million for the nine months ended October 31, 2021 and 2020, respectively, representing year-over-year growth of 120%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended October 31, 2021 and 2020 was $68.6 million and $30.2 million, respectively, and our net loss for the nine months ended October 31, 2021 and 2020 was $199.4 million and $79.7 million, respectively.
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
Expansion Within Our Existing Customers
Our growing base of customers represents a significant opportunity for further adoption of our platform. As of October 31, 2021, we had over 6,000 customers and 416 customers with ARR of $100,000. Our customers may start with just the Singularity Core version of our platform and upgrade to our Singularity Control and Singularity Complete versions, add Singularity Modules such as Cloud Workload Security and Ranger IoT, or increase the number of protected endpoints and cloud workloads as well as mapped IoT devices. Several of our largest enterprise and government customers have deployed our platform across tens of thousands of endpoints and cloud workloads, running tens of thousands of applications. Our ability to expand within our customer base, particularly large enterprise and government customers, will depend on a number of factors, including platform performance, our customers’ satisfaction with our platform, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our platform.
As of October 31, 2021, our dollar-based gross retention rate, or GRR, was 97% and our dollar-based net retention rate, or NRR, was 130%. As of October 31, 2020, our GRR was 97% and our NRR was 115%. To calculate these metrics, we first determine Prior Period ARR, which is ARR from the population of our customers as of 12 months prior to the end of a particular reporting period. We calculate Gross Retention ARR by subtracting from the total Prior Period ARR the portion of Prior Period ARR accounted for by the subset of those customers that are no longer active at the end of that reporting period. GRR is the quotient obtained by dividing Gross Retention ARR by Prior Period ARR. GRR takes into account customer attrition but does not reflect customer contraction. We calculate Net Retention ARR as the total ARR at the end of a particular reporting period from the set of customers that is used to determine Prior Period ARR. Net Retention ARR includes any expansion, and is net of contraction and attrition associated with that set of customers. NRR is the quotient obtained by dividing Net Retention ARR by Prior Period ARR. We expect both our GRR and NRR to fluctuate over time.
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
We believe that the global opportunity for our Singularity Platform is significant. Our revenue outside of the United States represented 33% and 29% of our revenue for the three months ended October 31, 2021 and 2020, respectively, and represented 32% and 30% of our revenue for the nine months ended October 31, 2021 and 2020, respectively. We have made, and plan to continue to make, significant investments to expand geographically, particularly in Europe, the Middle East, Africa, Latin America, and Asia Pacific.
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
We have also experienced, and may continue to experience, a positive impact as a result of the COVID-19 pandemic. For example, in connection with the travel restrictions and shelter-in-place and work-from-home policies resulting from the COVID-19 pandemic, we have seen an increase in usage and subscriptions from smaller customers, many of whom are small or medium sized businesses. We have also seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of the majority of our customer and employee events. While a reduction in operating expenses may have an immediate positive impact on our operating results, we do not yet have visibility into the full impact this will have on our business. Moreover, as vaccines become widely available and people begin to return to offices and other workplaces, any positive impacts of the COVID-19 pandemic on our business may slow or decline once the impact of the pandemic tapers.
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

	As of October 31,
	2021	2020

	(in thousands)
Annualized recurring revenue (ARR)	$236,659	$102,663
ARR grew 131% year-over-year to $236.7 million for the three months ended October 31, 2021, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.

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

	As of October 31,
	2021	2020

	(in thousands)
Customers with ARR of $100,000 or more	416	173
Customers with ARR of $100,000 or more grew 140% year-over-year to 416 as of October 31, 2021, primarily due to new customers making purchases of greater than $100,000, and partly due to existing customers who made additional purchases.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate measures the percentage change in our ARR derived from our customer base at a point in time.

	As of October 31,
	2021	2020

	(in thousands)
Dollar-based net retention rate	130%	115%
Our dollar-based net retention rate was 130% for the three months ended October 31, 2021, driven by existing customers primarily from expansion of the number of endpoints, upgrades of subscription tiers, and purchases of additional modules.
Components of Our Results of Operations
Revenue
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such we are providing a series of distinct services. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (1) allocate the variable amount to each distinct service period within the series and recognize revenue as the performance obligations of each distinct service period are performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognize the total transaction price over the service period to which it relates, or (3) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the service period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$56,018	$24,557	$139,163	$63,188
Cost of revenue(1)	20,357	10,341	57,428	25,497
Gross profit	35,661	14,216	81,735	37,691
Operating expenses:
Research and development(1)	34,773	14,925	93,630	42,266
Sales and marketing(1)	41,311	19,974	118,461	54,027
General and administrative(1)	26,951	9,003	65,785	19,874
Total operating expenses	103,035	43,902	277,876	116,167
Loss from operations	(67,374)	(29,686)	(196,141)	(78,476)
Interest income	99	10	143	206
Interest expense	(3)	(312)	(785)	(1,089)
Other income (expense), net	(1,055)	(111)	(2,021)	(122)
Loss before provision for income taxes	(68,333)	(30,099)	(198,804)	(79,481)
Provision for income taxes	262	57	588	251
Net loss	$(68,595)	$(30,156)	$(199,392)	$(79,732)

__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$1,202	$66	$2,425	$201
Research and development	9,035	443	24,997	3,467
Sales and marketing	4,848	985	10,800	2,052
General and administrative	12,277	3,101	23,970	4,114
Total stock-based compensation expense	$27,362	$4,595	$62,192	$9,834
The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	36	42	41	40
Gross profit	64	58	59	60
Operating expenses:
Research and development	62	61	67	67
Sales and marketing	74	81	85	86
General and administrative	48	37	47	31
Total operating expenses	184	179	200	184
Loss from operations	(120)	(121)	(141)	(124)
Interest income	—	—	—	—
Interest expense	—	(1)	(1)	(2)
Other income (expense), net	(2)	—	(1)	—
Loss before provision for income taxes	(122)	(123)	(143)	(126)
Provision for income taxes	—	—	—	—
Net loss	(122)%	(123)%	(143)%	(126)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue	$56,018	$24,557	$31,461	128%
Revenue increased by $31.5 million, or 128%, from $24.6 million for the three months ended October 31, 2020 to $56.0 million for the three months ended October 31, 2021. The increase was primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of 2022. The increase was due to new customers, which accounted for 43% of the increase, to existing customers, which accounted for 39% of the increase, and to MSP, MSSP, and OEM channel partners, which accounted for 18% of the increase.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$20,357	$10,341	$10,016	97%
Gross profit	$35,661	$14,216	$21,445	151%
Gross margin	64%	58%
Cost of revenue increased by $10.0 million, from $10.3 million for the three months ended October 31, 2020 to $20.4 million for the three months ended October 31, 2021, primarily due to higher third-party cloud infrastructure expenses of $3.8 million from increased data usage and an increase of $5.3 million in allocated overhead costs. Gross margin increased from 58% to 64%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development expenses	$34,773	$14,925	$19,848	133%
Research and development expenses increased from $14.9 million for the three months ended October 31, 2020 to $34.8 million for the three months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $14.5 million, including an increase of $8.6 million related to stock-based compensation expense as a result of increased headcount, and an increase of $3.7 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing expenses	$41,311	$19,974	$21,337	107%
Sales and marketing expenses increased from $20.0 million for the three months ended October 31, 2020 to $41.3 million for the three months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $15.6 million, including an increase of $3.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $2.2 million in marketing related expenses.

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative expenses	$26,951	$9,003	$17,948	199%
General and administrative expenses increased from $9.0 million for the three months ended October 31, 2020 to $27.0 million for the three months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $15.2 million, including an increase of $9.2 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $2.1 million in insurance expense associated with the cost of becoming a public company, $1.3 million in software subscription services and $1.2 million in office lease expense to support the growth of the business.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest income	$99	$10	$89	890%
Interest expense	$(3)	$(312)	$309	(99)%
Other income (expense), net	$(1,055)	$(111)	$(944)	850%
Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for income taxes	$262	$57	$205	360%
The provision for income taxes increased primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue	$139,163	$63,188	$75,975	120%
Revenue increased by $76.0 million, or 120%, from $63.2 million for the nine months ended October 31, 2020 to $139.2 million for nine months ended October 31, 2021, primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of fiscal 2022. The increase was primarily due to the ongoing demand for our platform.The increase was due to new customers, which accounted for 46% of the increase, to existing customers, which accounted for 37% of the increase, and to MSP, MSSP, and OEM channel partners, which accounted for 17% of the increase.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$57,428	$25,497	$31,931	125%
Gross profit	$81,735	$37,691	$44,044	117%
Gross margin	59%	60%
Cost of revenue increased by $31.9 million from $25.5 million for the nine months ended October 31, 2020 to $57.4 million for nine months ended October 31, 2021, primarily due to higher third-party cloud infrastructure expenses from increased data usage of $16.7 million and an increase of $12.4 million in allocated overhead costs. Gross margin decreased from 60% for the nine months ended October 31, 2020 to 59% for the nine months ended October 31, 2021 due to cloud infrastructure expansion driven by fast customer adoption of our XDR platform, growth in support personnel, and higher stock-based compensation.

Research and Development

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development expenses	$93,630	$42,266	$51,364	122%
Research and development expenses increased from $42.3 million for the nine months ended October 31, 2020 to $93.6 million for nine months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $38.1 million, including an increase of $21.5 million related to stock-based compensation expense as a result of increased headcount, an increase of $7.5 million in third-party cloud infrastructure expenses incurred in developing our platform and modules, and an increase of $1.7 million in consulting expenses.
Sales and Marketing

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing expenses	$118,461	$54,027	$64,434	119%
Sales and marketing expenses increased from $54.0 million for the nine months ended October 31, 2020 to $118.5 million for nine months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $43.7 million, including an increase of $8.7 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $11.3 million in marketing-related expenses.
General and Administrative

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative expenses	$65,785	$19,874	$45,911	231%
General and administrative expenses increased from $19.9 million for the nine months ended October 31, 2020 to $65.8 million for nine months ended October 31, 2021, primarily due to an increase in personnel-related expenses of $35.6 million, including an increase of $19.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $10.2 million in outside consulting services to support our growth, and a $2.7 million increase in software and subscription services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest income	$143	$206	$(63)	(31)%
Interest expense	$(785)	$(1,089)	$304	(28)%
Other income (expense), net	$(2,021)	$(122)	$(1,899)	1557%
Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for income taxes	$588	$251	$337	134%
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
Prior to the IPO, we financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under our loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $550.0 million and $350.6 million as of October 31, 2021 and January 31, 2021, respectively. As of October 31, 2021 and January 31, 2021, our principal source of liquidity was cash, cash equivalents, and short-term investments of $1.7 billion and $395.8 million, respectively.
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
The following table shows a summary of our cash flows for the period presented:

	Nine Months Ended October 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(90,003)	$(43,276)
Net cash used in investing activities	$(11,970)	$(3,946)
Net cash provided by financing activities	$1,369,776	$422,166
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
Cash used in operating activities during the nine months ended October 31, 2021 was $90.0 million, primarily consisting of our net loss of $199.4 million, adjusted for non-cash items of $85.6 million and net cash inflows of $23.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $60.0 million increase in deferred revenue resulting primarily from increased subscription contracts, a $19.8 million increase in accrued payroll and benefits due to increased headcount, a $9.9 million increase in accrued liabilities due to timing of invoices received from vendors, and a $3.7 million increase in other liabilities due to deferred credit received from a vendor. These amounts were partially offset by a $28.4 million increase in deferred contract acquisition costs, a $6.9 million increase in prepaid expenses and other assets, primarily due to annual insurance renewal and prepaid sponsorship costs, a $26.3 million increase in accounts receivable due to an increase in sales, and a $5.7 million decrease in accounts payable due to timing of payments.
Cash used in operating activities during the nine months ended October 31, 2020 was $43.3 million, primarily consisting of our net loss of $79.7 million, adjusted for non-cash items of $22.2 million and net cash inflows of $14.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $21.9 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $4.3 million decrease in accounts receivable due to payment from customers. These amounts were partially offset by a $13.7 million increase in deferred contract acquisition costs.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2021 was $12.0 million, consisting of $3.5 million of net cash paid for the acquisition of Scalyr, $4.7 million of capitalized internal-use software costs, and $3.3 million of purchases of property and equipment to support additional office facilities.
Cash used in investing activities during the nine months ended October 31, 2020 was $3.9 million, consisting of $2.1 million of capitalized internal-use software costs and $1.6 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2021 was $1.4 billion, consisting of $1.4 billion of aggregate net proceeds from our IPO and the concurrent private placement completed in July 2021, net of underwriting discounts and commissions, and $8.6 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our revolving line of credit and $7.4 million of payments of deferred offering costs.
Cash provided by financing activities during the nine months ended October 31, 2020 was $422.2 million, consisting of $266.8 million of net proceeds from the issuance of our Series F redeemable convertible preferred stock, $152.5 million of net proceeds from the issuance of our Series E redeemable convertible preferred stock, $19.9 million of net proceeds from our revolving line of credit, and $3.0 million of proceeds from the exercise of stock options, partially offset by a $20.0 million repayment of our term loan.
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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments for the three and nine months ended October 31, 2021 from the contractual obligations and commitments disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Final Prospectus.
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
Interest Rate Risk
As of October 31, 2021, we had $1.7 billion of cash, cash equivalents, and short-term investments, which consist of money market funds and certificates of deposit. We also had $3.2 million of restricted cash as of October 31, 2021, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

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
•Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
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

•We may not be able to timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate approximately 70% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
We were founded in January 2013 and released our first endpoint security solution in February 2015. Our limited operating history and financial data may make it difficult to evaluate our current business, future prospects and other trends. We have encountered, and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $68.6 million and $30.2 million for the three months ended October 31, 2021 and 2020, respectively, and net loss of $199.4 million and $79.7 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had an accumulated deficit of $550.0 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and features releases. Any failure to increase our revenue or to manage our costs as we invest in our business would prevent us from achieving or maintaining profitability.

We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The market for cybersecurity products and services is intensely competitive, fragmented and characterized by rapid changes in technology, customer requirements, industry standards, increasingly sophisticated attackers and by frequent introductions of new or improved products and services. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, operating results, and financial condition.
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
Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract and retain new customers, expand our platform or sell additional products and services to our existing customers;
•our ability to attract, train, retain and motivate talented employees;
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
•changes in the growth rate of the endpoint security market or endpoint and cloud security solutions sectors;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform;

•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•our ability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to the continuing effects of the on-going COVID-19 pandemic and adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
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
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower price. Our competitors may also have greater resources for research and development of new technologies, customer support and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive products and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margin, increased net losses and loss of market share. Even if there is significant demand for endpoint security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we will have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cybersecurity providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing products and services from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, financial condition and operating results would be adversely affected.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the continuing impact of the on-going COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
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
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes, taxes, regulatory fines or penalties ;
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
Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with, and customer adoption of, our platform. If the market for our platform does not achieve widespread adoption or there is a reduction in demand for our software or our services in our market caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, competing technologies and services, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased revenue, which would adversely affect our business operations and financial condition.
Our platform interoperates with, but does not necessarily replace, other security products. Businesses that use other cybersecurity products and services may be hesitant to purchase our platform if they believe their existing products and services provide a level of security that is sufficient to meet their needs. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to security, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, operating results, and financial condition.
If businesses do not continue to adopt our platform for any of the reasons discussed above or for other reasons not contemplated, our sales would not grow as quickly as anticipated, or at all, and our business, operating results, and financial condition would be adversely affected.

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
Our platform and product features are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats or temporarily interrupt the functionality of our customers’ endpoints. In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely impact our business, financial condition, and operating results.
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
•a loss of existing or potential customers;
•delayed or lost revenue and adverse impacts to our business, operating results, and financial condition;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate, or work around errors or defects, and address and eliminate vulnerabilities;
•an increase in resources devoted to customer service and support, which could adversely affect our gross margin;
•harm to our reputation or brand; and
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
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter or as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us or that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely impact our business, operating results, and financial condition.
Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, technologies, or talent. For example, in February 2021, we acquired Scalyr, a data analytics firm and in November 2021 and December 2021, we invested in several private companies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the problems, liabilities or other shortcomings or challenges involved in an acquisition. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our end customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. Additionally, any integration could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
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
Additional risks we may face in connection with acquisitions include:
•diversion of management’s time and focus from operating our business to addressing acquisition integration challenges;
•the inability to coordinate research and development and sales and marketing functions;
•the inability to integrate product and service offerings;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners or the loss of any key customers as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, CRM, management information, human resources and other administrative systems;
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
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, current and former stockholders or other third parties.
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
Our customers have no obligation to renew their subscription for our platform after the expiration of their contractual subscription period, which is generally one to three years, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for shorter contract subscription lengths or cease using certain features. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solution, mergers and acquisitions involving our customers, industry developments, competition, general economic conditions, or the perceived decline in the incidence of cyberattacks. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, operating results, and financial condition will materially suffer.
If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely impact our business, operating results, and financial condition.
Our platform must effectively interoperate with our customers’ existing IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors, and contains multiple generations of products and services that have been added over time. As a result, our solutions can sometimes encounter interoperability issues on deployment or over time, which require additional support and problem solving with customers, in some cases, at a substantial cost to us. We may modify our software or introduce new capabilities so that our platform interoperates with a customer’s infrastructure. These issues could cause longer deployment and integration times for our platform, leading to customer churn, which would adversely impact our business, operating results, and financial condition. In addition, government and other customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely impact our business, operating results, and financial condition.
Disruptions or other business interruptions that affect the availability of our platform could adversely impact our customer relationships and overall business.
Our platform is hosted through Amazon Web Services, or AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by AWS, and currently our cloud service infrastructure is run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could adversely impact our business, operating results, and financial condition.
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more AWS services, increasing pricing terms, competing with us, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on AWS in a way that is unfavorable or costly to us. Although we expect to obtain similar services from other third parties, if our arrangement with AWS were terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Such a transition may require technical changes to our platform, including, but not limited to, our cloud service infrastructure which was designed to run on AWS. Making such changes could be costly in terms of time and financial resources.
Any of these factors could reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which would harm our business and operating results.
We may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grows. As our customers gain more experience with our platform, the number of endpoints and events, the amount of data transferred, processed and stored by us, and the number of locations where our platform is being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. In some circumstances, we may also determine to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management’s time and resources. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our solution, we will not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we will be unable to compete as effectively and our business and operating results will be adversely impacted.
If we do not accurately anticipate and promptly respond to changes in our customers’ technologies, business plans or security needs, our competitive position and prospects will be adversely impacted.
The cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network-connected endpoints and adapt to increasingly complex IT environments, incorporating a variety of hardware, software applications, operating systems and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smartphones, tablets and other devices, enterprise employees using personal devices for work, and the rapidly evolving Internet of Things, we expect the networks of our customers to continue to change rapidly and become more complex. There can be no assurance that we will be successful in developing and marketing, on a timely basis, enhancements to our platform that adequately address the changing needs of our customers. In addition, any enhancements to our platform could involve research and development processes that are more complex, expensive and time-consuming than we anticipate. We may experience unanticipated delays in the availability of enhancements to our platform and may fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and releasing updates to our platform on a timely basis that can adequately respond to advanced threats and our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.
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
Under certain circumstances, our employees may have access to our customers’ platforms. An employee may take advantage of such access to conduct malicious activities. Any such misuse of our platform could result in negative press coverage and negatively affect our reputation, which could result in harm to our business, reputation, and operating results.
In addition, independent industry and research firms often evaluate our solutions and provide reviews of our platform, as well as the products of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or research firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
If we are unable to maintain successful relationships with our channel partners and alliance partners, or if our channel partners or alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, operating results, and financial condition will be harmed.
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 92% and 96% of our revenue for the three months ended October 31, 2021 and 2020, respectively and 92% and 95% of our revenue for the nine months ended October 31, 2021 and 2020, respectively. Our two largest channel partners for the three and nine months ended October 31, 2021 and 2020 were Exclusive Networks and SHI International Corp. We generated 18% and 19% of our revenue from Exclusive Networks for the three months ended October 31, 2021 and 2020, respectively. We generated 18% and 19% of our revenue from Exclusive Networks for the nine months ended October 31, 2021 and 2020, respectively. We generated 8% and 13% of our revenue from SHI International for the three months ended October 31, 2021 and 2020, respectively. We generated 9% and 13% of our revenue from SHI International for the nine months ended October 31, 2021 and 2020, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks and SHI International, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
To the extent our partners are unsuccessful in selling our platform, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality partners in each of the regions in which we sell or plan to sell our platform, we are unable to keep them motivated to sell our platform, or our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. The termination of our relationship with any significant partner may adversely impact our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
We are also exposed to credit and liquidity risks and our operating results will be harmed if our partners were to become unable or unwilling to pay us, terminated their relationships with us or went out of business. Although we have programs in place that are designed to monitor and mitigate such risks, we cannot guarantee these programs will be effective in reducing our risks. If we are unable to adequately control these risks, our business, operating results, and financial condition would be harmed. If partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which would adversely affect our business, operating results, and financial condition. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could adversely affect our business and operating results.
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable and subject to budgetary uncertainty. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to governmental organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental organizations are subject to a number of challenges and risks that may adversely impact our business and operating results, including the following risks:

•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification, software supply chain or source code transparency requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although we are currently certified under the Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lose our certification, it would restrict our ability to sell to government customers;
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
The occurrence of any of the foregoing could cause governmental organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results.
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We are generating a growing portion of our revenue outside of the United States, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks, including:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s, or the U.K. exit from the European Union, or the E.U., or EMEA or APAC, and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the U.K., E.U., EMEA, APAC, and other locations;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 600 employees as of October 31, 2020, to over 1,080 employees as of October 31, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying new customers, reduce demand for our platform, cause difficulties in introducing new features or other operational difficulties, and any of these difficulties would adversely affect our business, operating results, and financial condition.

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
Our direct sales team develops relationships with our customers, and works with our channel partners on account penetration, account coordination, sales and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Security solution purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of our efforts to secure sales after investing resources in a lengthy sales process would adversely affect our business, operating results, and financial condition.
The sales prices of our platform may decrease, or the mix of our sales may change, which may reduce our gross profits and adversely affect our business, operating results, and financial condition.
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
We generally recognize revenue from customers ratably over the term of their subscription, which is generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decrease in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals will not be fully reflected in our operating results until future periods. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our business, operating results, and financial condition.
We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide partial refunds or our customers could be entitled to terminate their contracts and our business would suffer.
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our condensed consolidated balance sheets for such commitments. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
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
If our customers or other third parties we do business with make intellectual property rights or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results, and financial condition.
Additionally, our platform may be used by our customers and other third parties who obtain access to our solutions for purposes other than for which our platform was intended.
We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover the claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions. For example, in limited circumstances, we offer certain customers ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment, if they are affected by a ransomware attack (as specified in our ransomware warranty agreement). The ransomware warranty coverage provides that we will pay $1,000 per endpoint affected by a ransomware-based breach subject to the terms and limitations of the warranty, and is further capped at $1 million for every consecutive 12 months in which the customer subscribes to the solutions with respect to the affected endpoint. While we maintain insurance relating to our warranty, we cannot be certain that our insurance coverage will be adequate to cover such claims, that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any claim. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the ransomware warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, engineering, product development, human resources, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision and strategic direction.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Restrictive immigration policies or legal or regulatory developments relating to immigration may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. Changes in U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes.
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Although we have entered into employment agreements with our key employees, these agreements are on an “at-will” basis, meaning they are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
If we do not effectively hire, integrate, train, manage, and retain additional sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
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
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, managing, and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they are productive. Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Moreover, our international expansion may be slow or unsuccessful if we are unable to retain qualified personnel with international experience, language skills and cultural competencies in the geographic markets in which we target.
If we are unable to hire, integrate, train, manage, and retain a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results, and financial condition will be adversely affected.
Any inability to maintain a high-quality customer support organization could lead to a lack of customer satisfaction, which could hurt our customer relationships and adversely affect our business, operating results, and financial condition.
Once our platform is deployed within our customers’ computing environments, our customers rely on our technical support services to assist with service customization and optimization and to resolve certain issues relating to the implementation and maintenance of our platform and advanced services. If we do not effectively assist our customers in deploying our platform, succeed in helping our customers quickly resolve technical issues, or provide effective ongoing support, our ability to sell additional products and services as part of our platform to existing customers would be adversely affected and our reputation with potential customers could be damaged.
In addition, our sales process is highly dependent on our product and business reputation and on positive recommendations, referrals, and peer promotions from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our services to existing and prospective customers, and our business, operating results, and financial condition.

We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been, and will continue to be, a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork that we believe is important to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success.
Risks Related to Our Intellectual Property
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our platform without compensating us.
We rely primarily on patent, trademark, copyright and trade secrets laws, and confidentiality agreements and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or platform. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the United States may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
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
Third parties have claimed and may claim that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results, and financial condition.
Third parties have and may claim that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our channel partners, our alliance partners, our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. We expect the number of such claims to increase as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.In May 2021, we received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on three U.S. patents held by IBM. To date, no litigation has been filed by IBM against us regarding the IBM patents. Based upon our preliminary review of these patents, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that IBM will refrain from suing us, or that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. We may also face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, and financial condition.
We license technology from third parties, and our inability to maintain those licenses could harm our business.
We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. As a result, our business, operating results, and financial condition would be adversely affected.
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
The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our solution. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, discovering certain open source software code in our platform, or a finding that we have breached the terms of an open source software license, could harm our business, operating results, and financial condition, by, among other things:
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
We are subject to laws and regulations, including governmental export controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and we and our employees, representatives, contractors, agents, intermediaries and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment, if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud-based solutions to countries, governments and persons targeted by U.S. sanctions. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations and penalties.
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
Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition.
We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the United States and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
If we fail to adequately protect personal information or other information we process or maintain, our business, operating results, and financial condition could be adversely affected.
We receive, store, and process some personal information from our employees, customers, and the employees of our customers, and our end users. This personal information is hosted by third party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Controlling the Assault of Non-Solicited Pornography And Marketing Act, or CAN-SPAM, and similar state consumer protection laws. Evolving and changing definitions of personal data and personal information within the E.U., the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
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
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the European Economic Area, or the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “third countries,” which at present time includes the United States) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate,, unless steps are taken to legitimize those data transfers, Switzerland follows similar legal practices. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. For example, on July 16, 2020, the European Court of Justice, or the CJEU, invalidated the E.U.-U.S. Privacy Shield framework, or the Privacy Shield, upon which we relied to provide a mechanism for the transfer of data from E.U. Member States to the United States, on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal information transferred to the United States. Further, the CJEU also advised that the Standard Contractual Clauses,or SCCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. The CJEU also stated that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. We previously relied on our own, as well as our vendors’, Privacy Shield certification for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR/U.K. GDPR’s data export conditions, which are no longer allowed.
On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the complaint transfer of personal data from the E.U. into the U.K. On June 4, 2021, the European Commission finalized new versions of its SCCs, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, data exporters and data importers have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021 that rely on SCCs as the data transfer mechanism by replacing the old SCCs with new ones. We have already commenced this process by asking each of our affected customers to execute the new SCCs. To comply with the

Implementing Decision and the new SCCs, we implemented additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We might be required to review and potentially challenge any customers’ data access request by government and other regulatory authorities.Adding to the complexity, the U.K. has sought public comment through October 7, 2021 regarding a proposal that may require the use of a standard international data transfer agreement (with a transfer risk assessment to be completed) when performing international data transfers, and this would supersede the SCCs. We will continue to monitor these developments.
As supervisory authorities continue to issue further guidance on personal information transfers (including regarding data export and circumstances in which we cannot use the SCCs), we could suffer additional costs, complaints, or regulatory investigations or fines.If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, and the U.K. to maintain personal data originating from those jurisdiction that adds expenses and may create distractions from our other business pursuits. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
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
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the E.U. or the U.K. to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the U.K. GDPR outlined above.
In the United States, federal, state, and local lawmakers and regulatory authorities have increased their attention on the collection and use of consumer data, with as many as 30 states with comprehensive privacy bills in various stages as of April 2021. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model or additional required “opt-outs” were more readily adopted in the United States, less data may be available, and the cost of data likely would increase. For example, California recently enacted the CCPA, which became operative on January 1, 2020 and became enforceable by California Attorney General on July 1, 2020. Since, the CCPA has been amended on multiple occasions with additional regulations coming into force on August 14, 2020 with more recent amendments on March 15, 2021. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning on July 1, 2023. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. For example, the California Attorney General announcement on July 19, 2021 offered insight into how that office will seek to enforce the CCPA and what may constitute legal liability, inferring that CCPA remains subject to varying interpretations by the Attorney General until final regulations are promulgated by the independent California Privacy Protection Agency established under the CPRA. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, which is another comprehensive state privacy law, that will also be effective January 1, 2023. Additionally, Colorado recently enacted its Colorado Privacy Act, or CPA, in July 2021 which will be effective July 1, 2023. The CCPA, CPRA, CDPA, and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our operating results, our financial condition, or our prospects.
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
We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the Federal Trade Commission, or the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. We have remedied the matter that led to the FTC order and implemented controls designed to prevent similar issues in the future, and have not received any inquiries from the FTC to date. However, we may be subject to future investigations and legal proceedings by the FTC or other regulators. It is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
From time to time, we have been subject to claims, suits and other proceedings. For example, we are currently the subject of litigation with Cylance, Inc. For additional information regarding this litigation, see the section titled “Part II—Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results, and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.
Being a public company, and particularly after we are no longer an “emerging growth company,” requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.
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
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and the NYSE have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance related costs. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
We are expanding our international operations and staff to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing rules administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other transactions, or with respect to the valuation of intellectual property. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We are subject to federal, state and local income, sales and other taxes in the United States and income, withholding, transaction and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. There is currently significant tax legislation pending before Congress, which among other tax provisions, repeals and/or modifies key provisions of the 2017 Tax Act. If passed, this legislation could materially impact our tax obligations, including by increasing our effective tax rate. We may be audited in various jurisdictions, and such jurisdictions including in jurisdictions in which we are not currently filing, may assess new or additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
In addition, the OECD has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital

Services Taxes, or DST. Notwithstanding this, some countries, in the E.U. and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
We are exposed to fluctuations in currency exchange rates, which could negatively affect our business, operating results, and financial condition.
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through our channel partners and other partnerships could result in foreign currency denominated sales,which would increase our foreign currency risk.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the continuing COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the continuing COVID-19 pandemic could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the number of shares of our Class A common stock publicly owned and available for trading;

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
•interest rate changes or fluctuations;
•effects of public health crises, pandemics, and epidemics, such as the continuing COVID-19 pandemic;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfers, except as set forth in our amended and restated certificate of incorporation. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
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
In connection with our IPO, subject to certain exceptions, we and all of our directors, executive officers, and certain other record holders that together represent a substantial majority of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, agreed not to offer, sell or agree to sell, directly or indirectly, or engage in any hedging transactions, any shares of our capital stock without the prior written consent of Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. As of the date of the filing of this Form 10-Q, our shares are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in the IPO).
All of the securities subject to such lock-up and market standoff restrictions are eligible for sale, subject to compliance with applicable securities laws.
Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, pursuant to our amended and restated investors’ rights agreement, dated October 28, 2020, certain stockholders will have rights, subject to certain conditions, to require us to file a registration statement for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
An aggregate of 4,230,000 shares of our Class B common stock beneficially owned by Mr. Weingarten, our co-founder, Chairman of our Board of Directors, Chief Executive Officer, and President, are pledged as collateral to secure personal indebtedness pursuant to a security and pledge agreement effective June 2021.
We may also issue our shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, an acquisition, an investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate approximately 70% of the voting power of our capital stock as of October 31, 2021, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of October 31, 2021, the holders of our outstanding Class B common stock hold approximately 96.3% of the voting power of our outstanding capital stock, with our directors, executive officers, and pre-IPO holders of more than 5% of our common stock, and their respective affiliates, holding in the aggregate approximately 70% of the voting power of our capital stock as of October 31, 2021. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This risk is especially relevant for us, because technology companies have experienced significant stock price volatility in recent years. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, and financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the on-going COVID-19 pandemic and the measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which would harm our business and operating results. In addition, our growth rate may actually slow or decline once the impact of the COVID-19 pandemic tapers as people begin to return to offices and other workplaces. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Adverse economic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.
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
The COVID-19 pandemic has caused general business disruption worldwide since January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

We have experienced, and may continue to experience, negative impacts on certain parts of our business following the implementation of shelter-in-place orders and work-from-home requirements, to mitigate the outbreak of the ongoing COVID-19 pandemic, as well as various contagions and more dangerous variants, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers.
On September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration, or OSHA, to issue an Emergency Temporary Standard, or ETS, mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID-19 test. On November 4, 2021, OSHA issued the ETS, which will require covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. In addition to the federal vaccine mandate, it is possible that additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations. Although we cannot predict with certainty the impact that the ETS and any other related measures will have on our workforce and operations, these requirements and any future requirements may result in attrition and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•substantially all of our in-person marketing events, including conferences, were previously canceled and we are only recently returning to limited in-person events, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person events and other related activities; and
•our marketing, sales, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and our ability to conduct business is largely unproven.
Any of the foregoing could adversely affect our business, operating results, and financial condition.

Moreover, due to the increasingly distributed nature of many workplaces as a result of shelter-in-place mandates, the demand for cybersecurity solutions like ours has increased during the COVID-19 pandemic. As a result, our business has experienced, and may continue to experience, a positive impact as a result of the COVID-19 pandemic. Moreover, we have seen slower growth in certain operating expenses due to reduced business travel, and the virtualization or cancellation of customer and employee events. However, as vaccines become more widely available and people begin to return to offices and other workplaces, any positive impacts of the COVID-19 pandemic on our business may slow or decline once the impact of the pandemic tapers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Public Offering of Common Stock and Concurrent Private Placement
On July 2, 2021, we closed our IPO, in which we sold 41,678,568 shares of Class A common stock at a price to the public of $35.00 per share, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares as well as shares sold in the concurrent private placement. The offer and sale of all of the shares in the IPO, but not the concurrent private placement, were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-256761 and File No. 333-257539), which were declared effective by the SEC on June 29, 2021. The shares were sold for an aggregate offering price of approximately $1.4 billion. We raised approximately $1,384.8 million in net proceeds after deducting $73.9 million in underwriters' discounts and commissions but before deducting offering costs. We intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
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

SENTINELONE, INC.

Date: December 9, 2021	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)