Form 10-K
period 2022-01-31
SentinelOne, Inc.
filed 2022-04-07
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40531
SENTINELONE, INC.
(Exact name of registrant as specified in its charter)

Delaware		99-0385461
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
444 Castro Street, Suite 400 Mountain View, California 94041
(Address of Principal Executive Offices)

855 868-3733
Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	S	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2021, based on the closing price of $49.31 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $6.9 billion.
As of March 31, 2022, the registrant had outstanding 185,652,297 shares of Class A common stock and 86,103,088 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (SEC) within 120 days after the end of the registrant’s fiscal year ended January 31, 2022 to which this Annual Report on Form 10-K relates.

Special Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•the impact of the continuing COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on our and our customers, sales, expenses, and employees;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as Russia’s invasion of Ukraine;
• expenses associated with being a public company; and

•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update publicly any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, partnerships, mergers, dispositions, joint ventures, or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I
ITEM 1.    BUSINESS
Overview
Cybersecurity is indispensable to our digital way of life, with millions of cyberattacks occurring every year resulting in trillions of dollars in damages. We are in the midst of a generational shift in cybersecurity, ushered in by the ongoing digital transformation of the enterprise. Attacks can inflict damages that span operational disruption, leadership change, loss of customer trust, and intellectual property theft, among others. The rise and persistence of cyberattacks clearly shows that there is a long way to go from here. Enterprises must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time at machine speed - empowering human operators with the speed, scale, and precision of technology.
We envisioned a revolutionary data and artificial intelligence (AI) paradigm where technology alone could autonomously prevent, detect, and respond to cyberattacks. It is time to fight machine with machine. We pioneered the world’s first purpose-built AI-powered XDR platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks - performing at a faster speed, greater scale, and higher accuracy than otherwise possible from any single human or even a crowd.
Our XDR platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI detects anomalies that surface when multiple data feeds are correlated.
Furthermore, our platform provides visibility across an organization’s digital assets through one console, making it easy and very fast for analysts to search through petabytes of data to investigate incidents and hunt threats. Our Singularity Platform offers multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
On each endpoint and cloud workload, we run highly optimized AI models in a single lightweight software agent. Our Static AI model predicts file-based attacks of all types, even previously unknown threats, often referred to as “zero-day attacks,” with extreme precision in milliseconds. Our Behavioral AI model maps, monitors, and links all behaviors on the endpoint to create rich, contextual narratives that we call Storylines. These high-fidelity Storylines are continuously evaluated by our Behavioral AI model. When activity is deemed a threat, our software autonomously takes action to kill the attack. Because Storylines contain a complete record of unauthorized changes made during an attack, we are ready to remediate or roll back these changes.
The power to turn back time on a device is unique in the market. It is the ultimate safety net and exemplifies autonomous cybersecurity. Thus, our software eliminates manual, expensive, and time-consuming incident cleanup. In the cloud, our platform aggregates Storylines. Our Streaming AI detects anomalies that surface when multiple data feeds are correlated with additional external and internal data. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform makes it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats.
We have extended our control and visibility planes beyond the traditional endpoint to cloud workloads, unmanaged devices, and IoT devices. This empowers security analysts of all skill levels to hunt, investigate, and remediate even the most sophisticated threats across the network leveraging automated context provided by our Storylines. Our proprietary data stack - DataSet - and cloud architecture enable us to retain this rich, contextual data on behalf of our customers for up to three years in a highly cost-efficient manner. All of this threat intelligence is fed back into our AI model and further strengthens our algorithms, creating a strong flywheel effect and deepening our competitive moat.
Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-

breed protection, visibility, and control across today’s heterogeneous information technology (IT) environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations and our managed security providers and incident response partners with an excellent management experience. Our customers realize improved cybersecurity outcomes with fewer people.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. Our AI and automation driven approach to cybersecurity has been adopted by some of the world’s largest organizations. As a result, we have grown rapidly since our inception. As of January 31, 2022, we had over 6,700 customers, increasing from over 3,900 as of January 31, 2021. Our revenue for fiscal 2022 and 2021 was $204.8 million and $93.1 million, respectively, representing year-over-year growth of 120%. During this period we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2022 was $271.1 million compared with net loss of $117.6 million in fiscal 2021.
Industry Background
Cybersecurity is fundamentally a data problem. Advances in AI, specifically machine learning, where algorithms use data to make decisions with minimal human intervention, are already revolutionizing fields such as healthcare, advertising, and securities trading. We believe that AI is ripe for revolutionizing cybersecurity. First, organizations need to ingest, normalize, and correlate petabytes of structured and unstructured data from a myriad of external and internal data in a cost efficient manner. Second, organizations need to apply powerful AI models on this high-fidelity contextual data to automatically detect known and unknown threats, then autonomously remediate and neutralize the threats. It is critical that we harness the power of data and AI to protect our digital way of life.
Stakes are high for organizations and cybercriminals. The exponential growth of sensitive customer and business data has simultaneously made many organizations and governments the target of highly sophisticated cybercriminals. Powered by very large networks of individual attackers distributed worldwide, cybercrime is practically infinite in scale and transcends geographical boundaries. To gain access to an organization’s data, cybercriminals target endpoints and applications and deploy a variety of sophisticated methods in the form of attack frameworks, machine learning, weaponized exploits, fileless techniques, and social engineering. As a result, solutions that help strengthen and scale their cyber defenses cost effectively is a top-level priority for organizations today.
Tectonic shifts in IT require a “Zero Trust” operating procedure. With millions of remote devices accessing thousands of applications running in public, private and hybrid clouds, traditional perimeter-based security controls are bypassed and organizations have to operate in a “Zero Trust” IT environment. The attack surface has expanded considerably, and the notion of a corporate perimeter protected by firewalls is a relic of the past, making the endpoint the epicenter, and endpoint protection software the first, and last, line of defense. Several tectonic shifts in IT have increasingly left companies vulnerable including:
•Rapid adoption of cloud computing. Cloud computing has become a strategic imperative for organizations to accelerate their digital transformation. Security and compliance is a shared responsibility model between the cloud infrastructure provider and their customer, organizations are looking for technology solutions that protect their growing cloud workloads while enabling flexible deployment options across public, private and hybrid clouds.
•The operating system landscape is more complex than ever before. The diversification of IT and bring your own device policies brought Macs and other devices into today’s organizations. Organizations are looking for cybersecurity solutions that deliver comprehensive defense capabilities and feature parity across a large variety of operating systems, including Windows, macOS, and Linux, without burdening their IT teams.

•Proliferation of connected devices. Billions of connected devices are online today and the numbers are only expected to increase. Many of these devices will have little to no built-in security capabilities. Cybercriminals are increasingly exploiting inherent vulnerabilities in these devices to breach organizations. Unmanaged devices are especially vulnerable. As a result, the attack surface has exploded. Visibility across connected devices and continuous assessment of their risk profile has become a top priority for organizations.
•Remote work is here to stay. The COVID-19 pandemic changed the way most organizations operate, accelerating technology’s role in supporting remote work. The pandemic has accelerated the structural shift towards a more distributed workforce. The growth of remote work has increased the risk of cyberattacks. As a result of the accelerated structural shift towards a distributed workforce, organizations are increasingly looking for cybersecurity solutions that safeguard their remote workforce.
Sophisticated cyberattacks circumvent existing security controls. Cyberattacks have evolved from malware to highly sophisticated, organized and large-scale attacks by malicious insiders, criminal syndicates, and nation-states seeking to circumvent existing security controls and undermine critical societal functions through a variety of attacks that are fast acting that take only seconds to breach organizations, exfiltrate data, demand ransoms, and disrupt operations. Alternatively, some attacks, such as advanced persistent attacks (APT), and targeted attacks, are designed to breach the organization and stealthily infiltrate across assets to steal data, facilitate future attacks, or cause other harm over a long period of time, all while operating undetected.
Cybersecurity teams are unable to scale. While the number of connected devices, applications and cyber threats have increased exponentially, organizations are facing an acute shortage of skilled cybersecurity talent. The large number of security solutions that companies have deployed over time generate large volumes of alerts that overwhelm security teams as they have to sift through and analyze. Out of necessity, organizations are demanding solutions that do not require human intervention to prevent, detect, and remediate cyber threats.
Limitations of Existing Solutions
Organizations must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time. As attackers up the ante, developing new skills and deploying new tactics and techniques, existing tools are often unable to prevent and respond effectively to breaches. The result is a rising number of successful high-profile attacks.
Key limitations of existing tools are that they:
•Cover a limited spectrum of cyber threats. Existing tools, such as signature-based approaches, human-powered monitoring, application whitelisting and sandboxing, are each effective under limited circumstances, but lack the ability to detect the full spectrum of threats organizations are dealing with. For example, signature-based approaches can detect attacks that have been seen previously, but are incapable of preventing a wide range of attacks, such as unknown malware, ransomware, modified versions of previously known attacks and the exploitation of zero day vulnerabilities. In addition, they lack the ability to detect and prevent an increasing number of fileless attacks, that deposit no malware, but instead exploit operating system vulnerabilities and use trusted tools within IT environments. As a result, despite deploying a myriad of point solutions, organizations have continued to suffer huge losses from cyberattacks.
•Utilize AI approaches that rely on humans to power protection mechanisms. First generation AI tools cannot handle the volume, variety, and velocity of data that must be ingested and analyzed, in real-time, to be effective in preventing breaches. These tools often rely on ineffective pattern-matching algorithms in the cloud that generate so much “noise” that human intervention is required to extract useful “signals.” Without curated, contextual data, these tools only generate more alerts that need to be analyzed by humans. They cannot take action at machine speed and are thus unable to detect and prevent or stop many fast-acting attacks. Additionally, due to communication latency with the cloud, these tools cannot generate actionable insights in real-time, which is required to stop many current threats.

•Lack long-term data visibility to proactively investigate advanced threats. Existing endpoint detection and response tools lack the capability to store large sets of historical data cost efficiently, and consequently often only offer limited data retention capabilities. This results in only partial datasets being available for threat hunting and time bound retrospective forensic analysis. Limited historical EDR data makes full incident investigation challenging for security personnel, as they are unable to go back in time and see how the attack breached the organization and progressed.
•Struggle to protect complex modern IT environments. Existing tools were not designed to protect today’s multi-cloud, multi-device, multi-OS IT environments. Vendors have extended their existing solutions by bolting on functionalities, which has led to a wide disparity of capabilities across endpoints and operating systems. Existing tools further lack the ability to identify unmanaged IoT devices which often have very limited, if any, built-in security capabilities and can be used by attackers to access the networks of target organizations. This lack of unified visibility and control over endpoints, cloud workloads, and IoT devices results in gaps in security coverage for organizations.
•Lack deployment flexibility for organizations. Organizations struggle with the limited deployment methods mandated by existing tools. On-premise tools impose complexity and maintenance burdens on organizations. These tools typically lack the ability to quickly adapt to organizations’ rapidly evolving IT environments, which requires significant upfront investments and configuration and integration efforts. On the other hand, cloud-only cybersecurity vendors are unsuitable for many large and complex enterprises and governments that need private or hybrid cloud solutions to meet their security, regulatory, and compliance requirements.
•Inhibit technology workflow automation. Many existing tools lack out-of-the box APIs and rely heavily on professional services, which makes the integration and implementation process long, expensive and often unattainable. The lack of flexible workflow integrations limits organizations’ ability to reduce overhead by automating processes, and to improve their security by ensuring that process steps are done quickly, consistently, and according to their predefined requirements.
A new paradigm for cybersecurity is needed to autonomously protect organizations and their heterogeneous IT footprints from highly sophisticated, machine-based attacks in a holistic, seamless, and automated manner.
Our Revolutionary Autonomous Approach to Cybersecurity
Our AI-powered Singularity Platform defines and delivers XDR. Our platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of disparate external and internal sources in real-time. We build rich context by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI detects anomalies that surface when multiple data feeds are correlated. Furthermore, our platform provides visibility across an organization’s digital assets through one console, making it easy and very fast for analysts to search through petabytes of data to investigate incidents and hunt threats. Our Singularity Platform offers multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
Singularity XDR Platform Capabilities and Our Competitive Strengths
•Protects against present and future cyber threats. A combination of our powerful Static AI and Behavioral AI on the device with Streaming AI models in the cloud addresses the spectrum of attacks in an evolving threat landscape, including ransomware, known and unknown malware, trojans, hacking tools, memory exploits, script misuse, bad macros and “living off the land,” or file-less, attacks. As our on-device machine learning models assess how an endpoint behaves, they are completely independent of the attack vector itself or any further updates and configurations.
•Enables protection and visibility across all digital assets. Our Singularity Platform provides organizations with our full suite of real-time threat prevention, detection, and remediation capabilities across all of their endpoints, cloud workloads, servers, and operating systems. Our platform further leverages our agents, combined with passive and active network discovery methods, to provide our customers with organization-wide visibility into all of their network assets, managed and unmanaged. This allows customers to identify potentially vulnerable endpoints and either add protection, or isolate them from the network.
•Provides autonomous protection and remediation. Powered by our AI and Storyline technology, our agents defend and heal endpoints autonomously and in real-time by stopping malicious processes, quarantining, remediating, and even rolling back events to surgically keep endpoints clean. Rollbacks are performed autonomously and in real-time, eliminating the need for manual, expensive, and time-consuming incident cleanup.
•Enables facilitated, as well as fully-automated, incident investigation and proactive threat hunting. Our platform gives security teams the ability to search their IT assets for behavioral indicators via a single-click interface. Our deep visibility and contextual data empowers security analysts of all skill levels to run queries at very fast speeds, and quickly understand the root causes behind the most complex threats. Our watchlists further lighten the load on security teams by giving them the ability to schedule customized and fully automated threat hunting searches according to their own criteria.
•Provides full forensic recall for complete remediation. We offer our customers the ability to retain rich, contextual data for up to three years in a highly cost efficient manner. This forensic data helps our customers to investigate breaches that have stealthily infiltrated their organization and operated undetected for many months. It gives them the ability to ensure that any incident has been fully remediated without the need to reimage or replace elements of their IT infrastructure.
•Provides a superior customer experience. We put the user at the center of our product development and engineering processes. The combination of our intuitive and clean user interface, our ability to provide context with one click, and our high degree of automation empowers our customers to use our platform independent of their expertise level.
•Proprietary data stack. Our modern, innovative, and extensible data stack - DataSet - enables us to ingest, process and analyze massive amounts and a wide variety of data types efficiently. Our independent, component-driven architecture allows us to evolve rapidly leveraging continued innovations of public cloud infrastructure, while controlling every aspect of our innovation roadmap and customer experience. As more data improves our AI algorithms and cross-organizational visibility, our data stack allows us to offer superior threat protection for our customers.
•Deeply embedded within our customers’ IT stacks. Our API-first approach and Singularity Marketplace allow our customers to easily integrate intelligence, analytics, automation, and other third-party business applications with our platform.
•Flexible deployment model that delivers rapid time to value. Our Singularity Platform can be quickly and easily deployed on a diverse range of environments of our customers, and without extensive configuration or maintenance - including the public, private or hybrid cloud, making it relevant for organizations of all sizes with varying compliance and regulatory requirements.

•Rich partner ecosystem. We have deep partnerships with many of the leading Independent Software Vendors (ISVs), alliance partners whom we engage with on joint technology and/or go-to-market strategies; and channel partners, such as distributors, resellers, Managed Service Providers (MSPs), Managed Security Service Providers (MSSPs), Managed Detection and Response Providers (MDRs), Original Equipment Manufacturers (OEMs), and Incident Response (IR) firms. Our partner relationships provide us with significantly broader market reach. In particular, we do not currently have a services offering that competes with our IR partners. Therefore, they seek to bring us into remediation situations where their customers often become our customers. As a result, many of our partners act as force multipliers and broaden our market reach. By empowering MSPs, MSSPs, MDRs, and IR firms with our technology and through our deep partnerships with them, we benefit from the market penetration of those entities.
•Quality and access of cybersecurity and AI talent. Our thought leadership in security and AI, combined with our award winning culture, allows us to attract and retain some of the best talent at a global scale. It allows us to develop state-of-the-art solutions, to innovate faster, and to solve many of the industry’s most complex problems.
We believe our XDR capabilities position us well to consolidate and unify spend across these categories. Over time, we believe this unification and re-architecture of the prevention, detection and response paradigm will create new opportunities for additional products and features for us.
Growth Strategy
Key elements of our growth strategy include:
•Continue to innovate and enhance our cybersecurity and data platform. We will continue to expand our platform and XDR capabilities by developing new modules to include greater functionality and address additional use cases. As a pioneer in autonomous and AI-based endpoint security, we have established a track record for expanding our platform capabilities with new modules. Through convergence of cybersecurity and data, we intend to bring our customers and prospects a variety of differentiated cybersecurity-first and enhanced data analytics offerings. Having access to some of the world’s top cybersecurity and AI talent through our distributed workforce model and our research and development centers across North America, Israel, Europe, and Asia allows us to continue hiring top technical talent and innovate to maintain our leading position.
•Drive new customer acquisition. As of January 31, 2022, we had over 6,700 customers, ranging from large enterprises, such as Fortune 10 companies, to small and medium-sized businesses. We intend to continue to add new customers through a product-first approach. This approach enables us to build trusted relationships with a large and rapidly growing group of highly influential managed service and incident response providers, as opposed to creating a dynamic of competition that creates friction between product vendors and service providers. We derive significant customer acquisition benefits from our cloud-delivered platform, which makes it easy to onboard new customers. We are currently certified under the Federal Risk and Authorization Management Program (FedRAMP), and we intend to further grow our footprint within the U.S. federal government. We intend to continue to build our relationships with our channel partners, including MSPs, MSSPs, MDRs, OEMs, and IR firms, as well as our alliance partners to expand our market reach.
•Increase adoption within our customer base. We have been successful in our ability to grow revenue from our customer base as they deploy additional endpoints and expand the use of our platform. As we enhance our platform functionality and value proposition, we expect many of our customers to adopt additional platform functionalities and Singularity modules to address all of their cybersecurity use cases through the same platform and agent. Our customers can seamlessly activate additional modules and add increased functionality through the already deployed agent. Module driven growth has been broad-based with notable strength from our cloud and data modules. This enables us to show in-product promotions and trials and to drive the expansion of our Singularity Modules. The power of our land-and-expand strategy is evidenced by our 129% dollar-based net retention rates as of January 31, 2022.
•Expand our global footprint. Revenue generated outside of the United States was 32% for fiscal 2022, compared to 30% for fiscal 2021. We intend to continue to grow our international customer base by increasing our investments in international operations. We are investing and hiring talent to expand our business in Asia-Pacific and Europe, the Middle East and Africa, and Latin America. For example, we recently opened our new R&D center in the Czech Republic.
•Expand our total addressable market through acquisitions. We evaluate acquisition prospects that align with our platform, customer, and strategic market opportunities. We intend to use these opportunities to extend the reach of our XDR platform into adjacencies that complement our core offerings. In addition, strategic minority investments in emerging technologies allow us to further enhance our platform capabilities in areas that may be of future interest to us. We are committed to innovation, automation, and securing data wherever it resides with a front-row seat into cutting-edge cybersecurity technologies. As an example, on March 15, 2022, we signed a definitive merger agreement to acquire 100% of the issued and outstanding equity securities (the Acquisition) of Attivo Networks, Inc. (Attivo), a leading identity security and lateral movement protection company (for a more detailed discussion, see Note 8, Subsequent Events, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data).
Our Singularity XDR Platform
Our Singularity XDR Platform delivers AI-powered autonomous threat prevention, detection, and response capabilities across an organization’s endpoints and cloud workloads, enabling seamless and automatic protection against a full spectrum of cyber threats. We built our platform to be deployed as a cloud service or in private and hybrid clouds.
Our platform capabilities are connected through three key patented technologies:
•Data Analytics. Our data analytics technology can ingest, correlate, and query petabytes of structured and unstructured data from disparate external and internal sources at machine speed.
•AI. Our Static, Behavioral, and Streaming AI technologies that run in a distributed manner on our data cloud as well as on every endpoint and every cloud workload we protect.
•Storyline. Our Storyline technology builds a model of real-time running processes and their behaviors, to create rich, contextual data narratives which become the input to our Behavioral AI model. Storyline powers our unified Endpoint Protection Platform (EPP), Endpoint Detection and Response (EDR), or, Extended Detection and Response (XDR) functionalities. Storyline is the foundation of our EPP while providing unprecedented levels of visibility with contextual information for benign and malicious processes. We extend our fundamental protection, visibility and response capabilities well beyond the endpoint to cloud, and third-party solutions in our Singularity Platform. We designed our platform based on our “design to delight” principle and developed a powerful yet simple and intuitive user experience.
Proprietary XDR Data Lake
Dataset is our XDR data stack that seamlessly fuses together the data, access, control, and integration planes of EPP, EDR, Cloud Workload Protection Platform (CWPP), and IoT security into a centralized platform. With Singularity, organizations gain access to back-end data across the organization through a single solution. It was designed with the goal of optimizing scale, cost and performance - what we call the Golden Ratio of Big Data. This is achieved by the use of innovative data structures, storage systems, and algorithms:
•Ingest. Our platform is able to ingest structured and unstructured data from any source, with little to no manual configuration and at unprecedented speed and scale.

•Normalize. Aligns every data point to extract the shared elements regardless of origin and to produce true insights.
•Correlate. We correlate events from multiple sources into Storylines which contains event data, both benign and malicious, in a context-rich format for easy understanding.
•Analyze. Our Singularity Platform enriches and visualizes every Storyline with information from Threat Intelligence sources, both homegrown and through integrations with third-party intelligence information services.
Endpoint Protection
Our next-generation antivirus technology provides autonomous real-time protection across all operating systems, including Windows, Linux, macOS, and cloud-native and containerized workloads. Our endpoint protection is powered by distributed AI which resides both on devices as well as in the cloud for always-on, machine-speed protection. It is capable of autonomous decision making on the device and stopping threats in milliseconds rather than minutes, hours or even days. We are able to provide superior performance compared to traditional signature-based antivirus tools and earlier next-gen antivirus products with the following three key capabilities:
•Static AI. Our on-device AI model can detect file-based attacks predictively, even those that are previously unknown zero day exploits, with extreme precision in milliseconds. Our Static AI model is the output of a supervised machine learning cycle that is trained on a continuously evolving data set from billions of files coupled with the data from multiple threat intelligence sources, including our proprietary Embedded Threat Intelligence.
•Behavioral AI. Our on-device AI model continuously scores Storylines from the device to precisely classify individual or group behaviors as benign or malicious. The accuracy of our Behavioral AI is powered by the rich contextual information that is encoded in each Storyline that is being scored. As a result, it is attack vector agnostic because it is not limited to any particular pathway used by attackers to penetrate a system, such as zero day vulnerability exploits and living off the land attacks.
•Embedded Threat Intelligence. Our cloud threat intelligence system combines threat information from our data analytics and research teams, Vigilance MDR and IR services, and other commercial and proprietary threat feeds.
Endpoint Detection and Response
Unlike first-generation EDR products that are reactive and mainly focused on collecting data, our ActiveEDR solutions leverage Storylines to reduce analysis time and to automate response actions by significantly minimizing the time between detection and response through technology automation. It enables on-device behavioral analysis, auto-remediation, and response in a fully autonomous fashion. ActiveEDR reduces analysis time and requirements for specialized skills by providing technology-generated context which would otherwise need to be produced by highly skilled people manually in a time-intensive and error prone fashion. ActiveEDR excels at visualizing context, pinpointing anomalies, and providing a variety of granular responses. The main capabilities of ActiveEDR are:
•Deep Visibility Threat Hunting. Deep Visibility Threat Hunting provides an easy-to-use search interface on top of our Deep Visibility dataset. The Storylines shown within Deep Visibility hunts enable one-click responses, which are far easier and faster to execute than manually scripting responses. As a result, both entry level analysts and highly skilled analysts can analyze results faster, review more alerts, and be more productive with the power of technology.

•Response Capabilities. Our Singularity Platform offers one of the broadest sets of response actions in the EDR market. Leveraging Storylines, we automate responses or make them optionally initiated by operators. Our response capabilities enable security analyst to Kill, Quarantine, Remediate, Remote Shell, and Rollback.
Multi-tenancy Architecture
We offer complete multi-tenancy with four tiers— Global, Account, Site, and Group. Policies set at the higher tier of the hierarchy are automatically inherited by the lower levels, but administrators may override them to create local policies at any tier. We also support fully customizable Role Based Access Control (RBAC), that allows organizations to create specific rules controlling console permissions at a granular level. This enables large, distributed teams to work independently while at the same time providing a global view for the CISO and other stakeholders. It further enables our platform adoption by the world’s largest organizations, MSPs, MSSPs, MDRs, OEMs, and IR firms.
Singularity XDR Integrations
Singularity XDR unifies and extends detection, investigation, and response capability across the entire enterprise, providing security teams with centralized end-to-end enterprise visibility, powerful analytics, and automated responses across the technology stack. This empowers security teams to see data collected by disparate security solutions from all platforms, including endpoints, cloud workloads, network devices, email, identity, and more, within a single dashboard. It enables customers to seamlessly extend the power of the Singularity Platform across the entire IT stack—regardless of vendor—to automate response actions. Our XDR integrations give customers the flexibility to operate our platform as a platform-as-a-service in their own customized graphical user interface and workflows simply by leveraging our robust, well-documented and easy-to-use APIs.
IT and Security Operations
Our Singularity Platform enables security and IT teams to identify vulnerabilities, fix insecure configurations, and manage endpoints. Vulnerable and mis-configured applications make it easier for attackers to gain entry and evade detection. Addressing these vulnerabilities and mis-configured settings strengthens the security risk profile of our customers. Our platform has the following capabilities:
•Application Inventory. Maintains a software application inventory across an entire organization, by capturing the list of installed applications and their attributes such as their version numbers, install date, and publisher. Our software collects this information in real-time, enabling our customers to easily search and sort through these attributes in a global application inventory view within the console. Customers can quickly perform software frequency analysis and compliance checks.
•Scanless Vulnerability Assessment. Using our real-time organization-wide Application Inventory database, our solution is able to provide highly accurate and dynamic Vulnerability Management information without the need to deploy another solution. We do so by matching version information from our Application Inventory database to the known vulnerabilities published as Common Vulnerability Enumeration records.
•Device Control. Allows maximum granularity and flexibility when defining Device Control policies to prevent data exfiltration and malware entry. Our Device Control module supports two main media types: USB and Bluetooth devices. Our Bluetooth Device Control capability augments our IoT capability, limiting pairing with unsanctioned hardware and other wearable devices. We believe the ability to provide granular control for Bluetooth devices in conjunction with other forms of USB media is a competitive differentiator.
•Native OS Host Firewall Control. Leverages native operating system infrastructure to provide an application-aware and location-aware endpoint firewall orchestrator for remote devices. Firewall control provides visibility, malware prevention, and network segmentation by utilizing the native firewall capabilities on Windows, macOS, and Linux devices. With our Singularity Platform, we enable our users to keep their workforce protected, segment their networks, and block traffic from malicious IPs/C2 servers using the same console that they use to monitor threats.

•File Integrity Monitoring. The data collected by our Deep Visibility EDR can be used to replace traditional file integrity monitoring solutions. Coupled with Storyline Active Response (STAR), our File Integrity solution (FIM) is able to automatically alert or remediate unauthorized changes to these files. Organizations use this to be compliant with PCI DSS and other regulatory requirements while eliminating other agents, products, and spend.
Singularity XDR Platform Tiers
Our Singularity XDR Platform offers a highly flexible deployment model. It is primarily hosted in Amazon Web Services (AWS) in multiple regions - North America, European Union, Asia Pacific, and AWS GovCloud. We also support deploying our platform in Google Cloud as well as customers’ on-premise data centers, private, and hybrid cloud environments for organizations with specialized hosting and data sovereignty needs.
Our Singularity XDR Platform provides feature parity across Windows, macOS, and Linux. It provides customers with full flexibility through a multi-tier offering priced on a per agent basis, which generally corresponds with an endpoint, server, virtual machine, or host. The tiers of our Singularity Platform include:
•Singularity Core. Our entry level security solution for organizations that want to replace antivirus tools with our EPP which we believe is more effective and easier to manage than legacy antivirus and next-gen antivirus products. Singularity Core includes our Static and Behavioral AI models and autonomous threat response and rollback features.
•Singularity Control. Made for organizations seeking best-of-breed security with the addition of our “security suite” features for endpoint management. It provides additional features for control network connectivity, USB and Bluetooth peripherals, and to uncover rogue devices.
•Singularity Complete. Our flagship offering that includes our full suite of product capabilities.
Singularity XDR Platform Modules
We further offer customers a broad set of capabilities through our Singularity Modules. We price our modules as a subscription on a per agent basis. Our most notable modules include:
Cloud Security
Our CWPP extends distributed, autonomous endpoint protection, detection, and response to compute workloads running in public clouds, private clouds, and on-prem data centers. Our runtime protection delivers prevention, detection, response and hunting functionalities purpose-built for these environments. We offer full-fledged EPP and EDR for servers, virtual machines, and containerized workloads. Our Cloud Application Control locks down the running image of servers and containers to prevent configuration drift and protect against unauthorized changes, in line with best practices for cloud workload security.
Attack Surface Management
Our Ranger module enables control of the enterprise network attack surface in real time by discovering, identifying, and containing any device-based threat. Ranger leverages the presence of our software in an organization’s network to track assets, create an Enterprise Asset Map, perform network segmentation, deploy our agents to unprotected devices, and provide risk scores. Ranger provides organization-wide inventory and control of IoT devices by discovering connected devices, including virtual machines, containers, and IoT devices such as printers, smart TVs, and thermostats. Ranger has four key component features:
•Rogue Discovery. Enables administrators to identify unprotected or “rogue assets” and verifies our agent is installed on all corporate assets.
•Ranger Insight. Provides a clear picture of the inventory and risk in the IoT environment, including open ports, header and application versions, and vulnerability information,

•Rogue Control. Creates network segments to restrict access to a corporate network. Rogue Control prevents unsanctioned devices, such as guest machines, from connecting to authorized networks.
•Ranger Auto-Deploy. Rapidly deploys our agents using service credentials to unprotected endpoints with no additional IT infrastructure or software. Auto-Deploy provides security teams with complete, instant asset coverage.
Mobile Endpoint Security
Our Singularity Mobile module enables customers to manage mobile devices through behavioral AI-driven protection, detection, and response directly for iOS, Android, and ChromeOS devices. It delivers mobile threat defense that is local, adaptive, and real-time, to thwart mobile malware and phishing attacks at the device, with or without a cloud connection. It is the industry’s leading on-device behavioral AI product that dynamically detects never before seen malware, phishing, exploits, and man-in-the-middle attacks. Singularity Mobile provides security and data privacy to support zero trust.
XDR Power Tools
Our Singularity XDR Power Tools modules complement and extend Singularity EDR & XDR capabilities for organizations seeking advanced investigative workflows and a long, retrospective look back to support comprehensive incident response. These modules include:
•Binary Vault. Enables customers to store and download copies of any file that has been executed in their environment for forensic review and reverse engineering. Binary Vault can store a copy of every known binary, both benign and malicious, that executes across an enterprise. This enables advanced security analysts to download a copy of any file that has been executed in their environment for forensic review and reverse engineering, and provides them with access to a broader dataset and more complete lookback capabilities than any of our competitors.
•Remote Script Orchestration (RSO). Enables enterprises and incident responders to investigate and respond to threats on multiple endpoints across the organization remotely, enabling them to easily manage their entire fleet. In incident response situations, rapid artifact extraction and endpoint state querying across the entire enterprise is critical. Our remote script orchestration module allows concurrent execution of custom and preset scripts across an enterprise, instead of having to triage with a device by device approach. By converging our protection, detection, and response capabilities with remote script orchestration, our platform is the only solution that is needed to respond to a breach.
•Storyline Active Response (STAR). STAR gives users the capability to set custom Indicators of Compromise (IOC) based rules for real-time analysis, alerting, and automatic response workflows. Our STAR module is also capable of ingesting threat intelligence feeds to enhance and correlate analyses. The STAR module uses Streaming AI technology to match billions of events to tens of millions of IOCs at the time of ingestion. STAR is a threat hunting and workflow orchestration force multiplier. Without STAR, it is difficult for security analysts to keep pace with the number and complexity of emerging threats from an EDR perspective.
•Data Retention. Offers data retention from one month to three years and beyond. Modern attacks can take days and weeks to initiate after infiltration. Therefore, it is critical for an EDR solution to provide visibility for extended periods of time. This enhances both retrospective analysis and proactive hunting measures. Our platform has been designed and built to support extended data retention to time periods that far exceed what others are able to offer, and we do so on a cost-efficient basis due to our data retention architecture. We offer data retention for up to three years to provide maximum value from our Deep Visibility Threat Hunting module.
•Cloud Funnel. Allows organizations to export their XDR data in real-time to their private data lakes, whether locally-hosted or in the cloud. It securely streams a copy of all endpoint EDR telemetry to a customer’s local data lake for further correlation with other security tools, while allowing offline data storage for audit and compliance.
WatchTower
WatchTower delivers threat hunting and insights to help customers understand the nature of threats, targeted attacks, threat actors, and risk reduction. It provides intelligence-driven, cross-platform threat hunting to help customers adapt to the modern threat landscape through visibility and actionability to novel attacker techniques, global APT, campaigns, and emerging cybercrimes. As we track threat actors globally, WatchTower parses, consolidates, and contextualizes threat intelligence sources and hunts for threats in our customers’ environments. WatchTower distills intelligence down to its most valuable insights, such as a summary bulletin of the threat, its impact on our customers’ organizations, and how the threat can be addressed.
Vigilance MDR
Vigilance MDR leverages the expertise of our in-house security analysts to review, act upon, and document every threat that our Singularity Platform autonomously identifies. It adds a human lens to cybersecurity understanding and augments our customers’ in-house security teams. Due to the autonomous nature of our Singularity Platform, Vigilance MDR provides rapid response times to threats. Our technology-powered digital forensics analysis and incident response offering takes Vigilance MDR two steps further and provides customers with a full-service solution and enables customers to benefit from world-class SOC operations with customized threat annotation and response. Vigilance MDR helps customers of all sizes augment their cybersecurity staff with a 24/7/365 globally-distributed operation which operates under the industry’s only publicly available SLAs.
DataSet Platform
Building upon the acquisition of Scalyr, Inc., we launched DataSet, a revolutionary live enterprise data platform for data queries, analytics, insights, and retention. DataSet expands our capabilities beyond cybersecurity use cases, such as data analytics. DataSet takes a security-first perspective to data analytics. It is a cloud-native flexible enterprise data platform built for all types of data live or historical, at petabyte scale. By eliminating data schema requirements from the ingestion process and index limitations from querying, DataSet can process massive amounts of live data in real time, delivering log management, data analytics, and alerting with unparalleled speed, performance, and efficiency built on a security and privacy-first foundation.
As a software as a service (SaaS) platform, it can be deployed in minutes and is easy to operate without any maintenance requirement. DataSet is built for the cloud and offered as a cloud service freeing up engineering resources from managing data refineries. DataSet is built with the security and controls that enterprises require for their most precious asset: data.
Our Customers
As of January 31, 2022, we had over 6,700 customers using our Singularity XDR Platform in approximately 100 countries. We are protecting the digital infrastructures of thousands of customers around the world, including large global enterprises, small and medium sized businesses, and government organizations. Our business does not depend on any single end customer. For a definition of customer, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Customers with ARR of $100,000 or More.”
Seasonality
We experience seasonal fluctuations in our financial results due to the annual budget approval process of many of our customers. We typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our fourth fiscal quarter as compared to other quarters due to the annual budget approval process of many of our customers.

Human Capital Resources
Our Team
As of January 31, 2022, we had over 1,200 full-time employees worldwide. We also engage temporary employees and consultants as needed to support our operations.
Our U.S.-based employees includes team members in all key functions, including go-to-market, customer success, technology, product, and support. Each of our U.S. offices has a different functional focus but share a driven, customer-centric culture. Our headquarters in Mountain View, California is where the majority of our executive team, marketing, finance, legal, people and talent, and sales operations is located, which supports cross functional collaboration. Our office in Eugene, Oregon hosts our North American customer success and support team, as well as our sales development and inside sales teams. Having these teams together supports a highly collaborative and customer-focused site.
Our office in Tel Aviv, Israel benefits from Israel’s concentration of cybersecurity experts. Our employees in Israel draw from Israel’s deep pool of Israeli military cybersecurity and intelligence experts, product mavens, and general technical talent. Our office in Prague, Czech Republic houses research and product development functions to augment current teams across the globe and the expansion of our global engineering organization.
Our European head office is in Amsterdam, Netherlands, which we chose for its talent pool, language versatility, diversity, labor and tax laws, and central location in relation to our offices in the United States and Israel.
None of our employees are represented by a labor union or are a party to a collective bargaining arrangement. We have not experienced any work stoppages and we believe that our employee relations are strong.
Our Culture
Our core values capture our company’s culture and guide our approach on how we build and grow our business with all stakeholders:
•Trust. Be dependable. Conduct yourself with the highest integrity at all times.
•Accountability. Be reliable in all your actions and words. Put customers first. Be the owner.
•OneSentinel. Be passionate about driving team success and collaboration across our company.
•Relentlessness. Act with unwavering purpose and determination in everything you do.
•Ingenuity. Encourage innovative approaches to problem-solving and market leadership. Embrace diverse perspectives. Hustle.
•Community. Be kind to one another. Think about how your actions will affect others. Together.
We value transparent and respectful communication as key components of our continuous feedback culture, something that we view as a key driver of our business success. We benefit from the varied perspectives that come from our global workforce. We believe in the strengths of diversity and are committed to building out a diverse talent base. We plan to continue investing in hiring employees both in and outside of the United States.
We received Great Place to Work, a global authority on workplace culture, certification in fiscal 2022 in the United States, Netherlands and the United Kingdom. In fiscal 2022, we also received the Best CEO, Culture, Diversity and Women awards from Comparably, a leader in compensation, culture, and career monitoring. Our presence and engagement across all social media platforms continues to grow rapidly, a reflection of the market’s perception of us and our leadership as innovators in the cybersecurity space.

Retention and Talent Development
We believe that motivating and retaining talent at all levels is vital to our success. Our compensation and benefits program is intended to anticipate and meet the needs of our employees. In addition to base salary, these programs, which vary by country and region, include annual bonuses, equity awards, an employee stock purchase plan, a 401(k) plan, including a recently announced 401(k) match in the United States, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation, wellness reimbursement, and more. We have increased our investment in training and development and have rolled out several key programs as well as enabling our employees to access over 1,000 on demand webinars in technical and soft skills areas.
In response to the COVID-19 pandemic, we have worked to globally realign our benefits to focus on business continuity and employee well-being. We have been very intentional with our efforts to support employees while working from home, and have enhanced and promoted programs to support employees’ physical and mental health and well-being. We have built a company that we believe can thrive whether our employees are in offices or remote.
Diversity, Equity and Inclusion
At SentinelOne, we cultivate and foster an inclusive workplace for all Sentinels through key initiatives and programs including:
•Strategic partnership with the organization Women in Cybersecurity (WiCys), including an apprenticeship program;
•University recruiting for internships targeting underrepresented minorities;
•Monthly internal celebrations including Black History Month, Women’s History Month, Pride, and Hispanic Heritage Month; and
•Inclusive recruitment and hiring practices to source diverse talent.
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including its underlying infrastructure. Our most significant investments are in research and development to drive core technology innovation and bring new products to market. Research and development employees are located primarily in our Israel and the Czech Republic offices, and remotely.
We have a proven team that constantly works to expand our market, customer and user reach and impact with new, innovative products. As of January 31, 2022, we had approximately 380 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform and products.
Our Go-To-Market Strategy
Our sales and marketing organizations partner to create brand awareness, drive demand, and develop customer relationships to deliver strong sales pipeline coverage and revenue growth.
Sales
We sell subscriptions to our Singularity Platform through our direct sales team, which is composed of field sales and inside sales professionals. Our sales team leverages our global network of channel and alliance partners for prospect access and fulfillment. For specific market segments, our channel partners independently manage the complete sales cycle resulting in a highly scaled and leveraged sales experience. Our sales team also identifies existing customers who may be interested in free trials of additional platform modules, which serves as a powerful driver of our “land and expand” growth model. Through segmenting our sales teams by customer size, we can deploy an efficient and scalable sales model which enables rapid prospect engagement, thorough technology evaluations, and yields lasting customer relationships.
Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness of our platform, and driving prospect and customer demand. To support these efforts, we deliver broad based brand campaigns to build awareness of our solutions and our company. We also deliver targeted and situational content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry's foremost organizations to provide expert advice, educating the public about the cyber threats, and identifying threat research discoveries that illustrate the business outcomes and differentiation of our solution. We engage in paid media, web marketing, out of home media advertising, industry and trade conferences, analyst engagements, producing whitepapers, demand generation via digital and web, telemarketing, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage new customers to free trials of our Singularity Platform. Additionally, we engage in joint marketing activities with our channel and alliance partners. Over the past several years, we have experienced significant increases in our brand relevance as demonstrated by coverage in leading global press, analyst publications, website traffic, web demo requests, and channel partner engagement.
Partnership Ecosystem
We work with a number of partners to create “better together” technology solutions for mutual customers, many of which we then leverage in joint go-to-market strategies. These partnerships include many of the leading ISVs, alliance partners, MSPs, MSSPs, MDRs, OEMs, and IR firms. We provide our partners with our differentiated technology and platform to enable them to provide the best security service to their own customers.
Our Singularity XDR Platform offers our partners complete multi-tenancy and a superior level of management capability and flexibility with tiering, policy inheritance, and customizable role-based access control from the same console. Our data model and open architecture enable our partners to rapidly build and innovate across a wide range of use cases and deliver their products on top of our technology. As such, our partners are not our competitors but instead, act as force multipliers for our go-to-market investments.
Our partner integrations deliver more secure solutions and an improved end user experience to their customers. Our ISV and alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, automation, and other mainstream technology integrations.
Singularity Marketplace
Singularity Marketplace is an open application ecosystem that enables customers to seamlessly integrate dozens of applications. Organizations can gain visibility over data across historically disparate security solutions without the need for custom business logic, coding or complex configuration. Organizations can integrate any security applications and tools regard-less of vendor into a single platform without coding or scripting required. Singularity Marketplace extends the power of our platform across the entire security and IT stack to build an effective threat defense posture with layered security, collaborative processes, and integrated products.
Singularity Marketplace enables security teams to converge on a single pane-of-glass for extended detection and response workflows to minimize context switching and distractions during triage and incident response. It helps them gain insights from shared security events without requiring a massive time investment in custom business logic, code, and complex configuration. It allows security teams to drive a unified, orchestrated response among security tools in different domains.

Competition
The market for our solutions is competitive and characterized by an evolving IT environment, customer requirements, industry standards and by frequent new product and service offerings and improvements. We compete with an array of established and emerging security solution vendors.
Our competitors include the following:
•endpoint security providers, such as CrowdStrike Holdings, Inc. (Crowdstrike) and VMware, Inc. (VMware);
•legacy antivirus providers such as Trellix (formerly McAfee Corp.), Symantec (a subsidiary of Broadcom, Inc.) (Symantec), and Microsoft Corporation (Microsoft); and
•providers of general network security products and services who offer a broad portfolio of solutions, such as Palo Alto Networks, Inc. (Palo Alto Networks)
We compete on the basis of a number of factors, including but not limited to our:
•ability of our technology to detect, prevent, and block threats;
•breadth of our functionality;
•ability to automate threat prevention and remediation with limited human intervention;
•performance of our platform;
•speed of our threat hunting capabilities;
•support for cloud, hybrid, and on-premise deployments;
•support for various operating systems;
•platform data retention capabilities;
•ability to integrate with other participants in the security ecosystem;
•ease of use to deploy, manage, and maintain our platform;
•quality of our MDR service;
•strength of sales, marketing, and channel partner relationships; and
•customer support.
Although certain of our competitors enjoy greater brand awareness and recognition, deep customer relationships, and larger existing customer bases, we believe that we compete favorably with respect to our autonomous and AI-powered threat prevention, detection, response, and hunting capabilities.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, know-how, copyrights, patents, confidentiality procedures, contractual commitments, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, employees, agents, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.

As of January 31, 2022, we had 22 issued patents and 15 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. These issued patents are scheduled to expire on or around the years between 2034 and 2040 and cover various aspects of our platform and technology.
As of January 31, 2022, we had six trademark registrations in the United States, including registrations for “SentinelOne” and our logo. We also had 41 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including sentinelone.com.
Government Regulation
We are subject to many varying laws and regulations in the United States, the United Kingdom, the European Union and throughout the world, including those related to privacy, data protection, intellectual property, consumer protection, marketing, advertising, employment and labor, competition, customs and international trade, taxation, and more. As we grow and expand our geographical reach, we may become subject to additional regulations in the United States and internationally.
These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise adversely affect our business, reputation, operating results and financial condition. See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks of our business associated with such laws and regulations.
Corporate Information
We were incorporated in the State of Delaware as Sentinel Labs, Inc. in January 2013. We changed our name to SentinelOne, Inc. in March 2021. Our principal executive offices are located at 444 Castro Street, Suite 400, Mountain View, California 94041. Our telephone number is (855) 868-3733. We completed our initial public offering of shares of our Class A common stock in July 2021.
SentinelOne, the SentinelOne logo, and other registered or common law trade names, trademarks, or service marks of SentinelOne appearing in this prospectus are the property of SentinelOne. This prospectus contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this prospectus are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this prospectus appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.
Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at www.sentinelone.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our investor relations page on our website (www.sentinelone.com), press releases, public conference calls, public webcasts, our Twitter account (@SentinelOne), our Facebook page, and our LinkedIn page as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those risks more fully described below. These risks include, among others, the following, which we consider our most material risks:
Risks Related to Our Business and Industry
•We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
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
•A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
•Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely affect our business, operating results, and financial condition.
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
•If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely affect our business, operating results, and financial condition.
•Disruptions or other business interruptions that affect the availability of our platform could adversely affect our customer relationships and overall business.

•We may not be able to timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
•If we are unable to maintain successful relationships with our channel partners and alliance partners, or if our channel partners or alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, operating results, and financial condition will be harmed.
Risks Related to Regulatory Matters
•If we fail to adequately protect personal information or other information we collect, process, share, or maintain under applicable laws, our business, operating results, and financial condition could be adversely affected.
Risks Related to Our People
•We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Risks Related to our Intellectual Property
•Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our platform without compensating us.
•Third parties have claimed and may claim in the future that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results and financial condition.
Risks Related to Ownership of Our Class A Common Stock
•The market price of our class A common stock may be volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our initial public offering (IPO), including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate approximately 89% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $271.1 million, $117.6 million, and $76.6 million for fiscal 2022, 2021, and 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $621.7 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow or decline, and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The market for cybersecurity products and services is intensely competitive, fragmented and is rapidly evolving, characterized by changes in technology, customer requirements, industry standards, increasingly sophisticated attackers and by frequent introductions of new or improved products and services. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, operating results, and financial condition.
Our competitors and potential competitors include the following:
•endpoint security providers, such as CrowdStrike and VMware;
•legacy anti-virus providers such as Trellix, Symantec, and Microsoft; and
•providers of general network security products and services who offer a broad portfolio of solutions, such as Palo Alto Networks.
Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract and retain new customers, expand our platform or sell additional products and services to our existing customers;
•our ability to attract, train, retain, and motivate talented employees;
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
•changes in the growth rate of the endpoint security market or endpoint and cloud security solutions sectors;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform;
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
•the cost and potential outcomes of litigation, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including any global economic slowdown, increased risk of inflation, and potential global recession.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuation in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
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
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes, taxes, regulatory fines or penalties;
•general political, economic and macroeconomic conditions, both domestic and in our foreign markets, including as a result of war, terrorism or armed conflict, including Russia’s invasion of Ukraine;
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
A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks for all kinds. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security or an attack against our platform could impact our networks or the networks of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. The COVID-19 pandemic may have generally increased the attack surface available to criminals, as companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine.
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (U.K. GDPR) (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.

In addition, we may incur significant financial and operational costs to investigate, remediate, eliminate and put in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely affect the market perception of our platform and customer and investor confidence in our company, and would adversely affect our business, operating results, and financial condition.
Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely affect our business, operating results, and financial condition.
Our platform and product features are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats or temporarily interrupt the functionality of our customers’ endpoints. We also make frequent updates to our platform, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service provides experience any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
•a loss of existing or potential customers;
•delayed or lost revenue and adverse impacts to our business, operating results, and financial condition;
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
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, if a high-profile cybersecurity incident occurs with respect to another SaaS, provider, customers may lose trust in the security of the SaaS business model generally, which could adversely affect our ability to retain existing customers or attract new ones. In the last few years there have been many successful advanced cybersecurity incidents that have damaged several prominent companies in spite of strong information security measures. For example, SolarWinds Corporation, a provider of IT monitoring and management products and services, experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state, resulting in vulnerabilities being included in software updates related to its Orion Platform products delivered between March and June 2020. We expect that the risks associated with cybersecurity incidents and the costs of preventing such attacks will continue to increase in the future.
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter or as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results and financial condition.

Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in fiscal 2022 we acquired Scalyr, a data analytics company, and invested in certain private companies. In March 2022, we also announced that we signed a definitive agreement to acquire Attivo, a leading security and lateral movement protection company. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the problems, liabilities or other shortcomings or challenges involved in an acquisition. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
We have, and may in the future have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions include:
•diversion of management’s time and focus from operating our business to addressing acquisition integration challenges;
•the inability to coordinate research and development and sales and marketing functions;
•the inability to integrate product and service offerings;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners or the loss of any key customers or partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
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

•unexpected security risks or higher than expected costs to improve the security posture of the acquired company;
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
•failing to achieve the expected benefits of the acquisition or investment; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, current and former stockholders or other third parties.
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
In recent periods, we have experienced rapid growth in the adoption of our platform, customer base and revenue. However, we may not continue to grow or grow at the same rate in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
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
If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely affect our business, operating results, and financial condition.

Our platform must effectively interoperate with our customers’ existing IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors, and contains multiple generations of products and services that have been added over time. As a result, our solutions can sometimes encounter interoperability issues on deployment or over time, which require additional support and problem solving with customers, in some cases, at a substantial cost to us. We may modify our software or introduce new capabilities so that our platform interoperates with a customer’s infrastructure. These issues could cause longer deployment and integration times for our platform, leading to customer churn, which would adversely affect our business, operating results, and financial condition. In addition, government and other customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely affect our business, operating results, and financial condition.
Disruptions or other business interruptions that affect the availability of our platform could adversely affect our customer relationships and overall business.
Our platform is hosted through AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by AWS, and currently our cloud service infrastructure is run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could adversely affect our business, operating results and financial condition.
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grows. As our customers gain more experience with our platform, the number of endpoints and events, the amount of data transferred, processed and stored by us, and the number of locations where our platform is being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications, and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. In some circumstances, we may also determine to scale our technology through the acquisition of complementary businesses and technologies rather than through internal development, which may divert management’s time and resources. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our solution, we will not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we will be unable to compete as effectively and our business and operating results will be adversely affected.
If we do not accurately anticipate and promptly respond to changes in our customers’ technologies, business plans or security needs, our competitive position and prospects will be adversely affected.
The cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network-connected endpoints and adapt to increasingly complex IT environments, incorporating a variety of hardware, software applications, operating systems, and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smartphones, tablets and other devices, enterprise employees using personal devices for work, and the rapidly evolving Internet of Things, we expect the networks of our customers to continue to change rapidly and become more complex. There can be no assurance that we will be successful in developing and marketing, on a timely basis, enhancements to our platform that adequately address the changing needs of our customers. In addition, any enhancements to our platform could involve research and development processes that are more complex, expensive and time-consuming than we anticipate. We may experience unanticipated delays in the availability of enhancements to our platform and may fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and releasing updates to our platform on a timely basis that can adequately respond to advanced threats and our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.
If we are not able to maintain and enhance our brand and reputation, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our brand and our reputation as a leading provider of endpoint security solutions is critical to our relationship with our existing customers, channel partners, and alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our ability to continue to develop additional features for our platform, our ability to successfully differentiate our platform from competitive cloud-based or legacy security solutions, our marketing efforts, and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
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
Moreover, the performance of our channel partners and alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
If we are unable to maintain successful relationships with our channel partners and alliance partners, or if our channel partners or alliance partners fail to perform, our ability to market, sell and distribute our platform will be limited, and our business, operating results, and financial condition will be harmed.
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 92%, 96%, and 92% of our revenue for fiscal 2022, 2021, and 2020, respectively. Our two largest channel partners for fiscal 2022, 2021, and 2020 were Exclusive Networks and SHI International Corp. We generated 18%, 19%, and 19% of our revenue from Exclusive Networks for fiscal 2022, 2021, and 2020, respectively. We generated *, 13%, and 14% of our revenue from SHI International for fiscal 2022, 2021, and 2020, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks and SHI International, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
To the extent our partners are unsuccessful in selling our platform, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality partners in each of the regions in which we sell or plan to sell our platform, we are unable to keep them motivated to sell our platform, or our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. The termination of our relationship with any significant partner may adversely affect our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
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
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable and subject to budgetary uncertainty. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to governmental organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental organizations are subject to a number of challenges and risks that may adversely affect our business and operating results, including the following risks:
•selling to governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although we are currently FedRAMP certified, such certification is costly to maintain and subject to rigorous compliance and if we lose our certification, it would restrict our ability to sell to government customers;
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of abrupt events such as government shut downs, war, incidents of terrorism, natural disasters, and public health concerns or epidemics;
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and operating results, or institute fines or civil or criminal liability if an investigation, audit, or other review, were to uncover improper or illegal activities;
•governments may require certain products to be manufactured, produced, hosted or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies; and
•refusal to grant certain certifications or clearance by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies.
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
We are generating a growing portion of our revenue outside of the United States, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks including:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•we consider ourselves to be a processor under the GDPR/U.K. GDPR in some instances and a controller of personal data in other circumstances. For example, by expanding into the European Union (E.U.), and the United Kingdom (U.K.), we may also trigger Article 3(2) of the GDPR/U.K. GDPR as we may be considered to be monitoring data subjects. Additionally, where processing personal data on behalf of our E.U./U.K. customers or processing personal data of E.U./U.K. end users, we may be required to sign data processing agreements which comply with Article 28 of the GDPR/U.K. GDPR. Likewise, to the extent any of our E.U./U.K. entities directly contract with E.U./U.K. customers for the provision of services, we will be directly subject to the GDPR/U.K. GDPR as a processor when processing this personal data;
•costs of localizing products and services;
•lack of acceptance of localized products and services;
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
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
•natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic and the conflict in Ukraine;
•corporate espionage; and
•political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
We have undertaken, and will continue to undertake, additional corporate operating restructurings from time to time that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and its objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. Such restructurings increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.
We have experienced rapid growth in recent periods, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected.
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 700 employees as of January 31, 2021, to over 1,200 employees as of January 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Effectively managing our growth may also be more difficult to accomplish the longer that our employees work remotely due to the COVID-19 pandemic.
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner. For example, as we grow, we may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. As we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying new customers, reduce demand for our platform, cause difficulties in introducing new features or other operational difficulties, and any of these difficulties would adversely affect our business, operating results, and financial condition.
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
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
Our business is subject to the risks of warranty claims and product liability claims from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our platform also entails the risk of product liability claims.
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
We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover the claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions. For example, in limited circumstances, we offer certain customers ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment, if they are affected by a ransomware attack (as specified in our ransomware warranty agreement). The ransomware warranty coverage provides that we will pay $1,000 per endpoint affected by a ransomware-based breach subject to the terms and limitations of the warranty, and is further capped at $1 million for every consecutive 12 months in which the customer subscribes to the solutions with respect to the affected endpoint. While we maintain insurance relating to our warranty, we cannot be certain that our insurance coverage will be adequate to cover such claims, that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any claim. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the ransomware warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, human resources, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate.
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

In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory packages declines, it may adversely affect our ability to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. Although we have entered into employment agreements with our key employees, these agreements are on an “at-will” basis, meaning they are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
If we do not effectively hire, integrate, train, manage, and retain additional sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base and achieve broader market adoption of our platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We have and plan to continue to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results would be adversely affected.
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, managing, and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take extended time before they are productive. Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Moreover, our international expansion may be slow or unsuccessful if we are unable to retain qualified personnel with international experience, language skills and cultural competencies in the geographic markets in which we target.
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
We believe that our corporate culture has been, and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, inclusion, creativity, and teamwork that we believe is important to support our growth. As we implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. We are also taking steps to develop a more inclusive and diverse workforce, however, there is no guarantee that we will be able to do so.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect on our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.
Third parties have claimed and may claim in the future that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results, and financial condition.
Third parties have, and may claim in the future, that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our channel partners, our alliance partners, our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. We expect the number of such claims to increase as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. Prior to publicly filing our registration statement in connection with our IPO, in May 2021, we received a letter from International Business Machines Corporation (IBM), alleging that we infringe on three U.S. patents held by IBM. To date, no litigation has been filed by IBM against us regarding the IBM patents. Based on our review of these patents, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that IBM will refrain from suing us, or that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.
There may be third-party intellectual property rights, including issued or pending patents and trademarks, that cover significant aspects of our technologies or business methods and assets. We may also face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, and financial condition.
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
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code and they can change the license terms on which they offer the open source software. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. In addition, the wide availability of source code used in our solutions could expose us to security vulnerabilities.

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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russian’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus, and the United States and other countries could impose wide sanctions and export restrictions and take other actions should the conflict further escalate. Any exports or sales of our software and services into Russia and Belarus as well as our ability to use developers in Russia and Belarus may be impacted by these restrictions. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
Although we take precautions to prevent our information collection practices and services from being provided in violation of such laws, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption hardware, software and related source code and technology to these locations which could limit our ability to provide our software and services to these countries. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition.
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the United States and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
If we fail to adequately protect personal information or other information we collect, process, share or maintain under applicable laws, our business, operating results, and financial condition could be adversely affected.
We receive, store, and process some personal information from our employees, customers, and the employees of our customers, and our end users. This personal information is hosted by third party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure to comply with laws, regulations and industry standards regarding personal information or other information could adversely affect our business, operating results and financial condition.
Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably, but not necessarily limited to, we may be subject to:
•Controlling the Assault of Non-Solicited Pornography And Marketing Act (CAN-SPAM) and similar state consumer protection laws regarding the use telephones and text messaging for marketing purposes.
•Section 5(a) of the Federal Trade Commission (FTC) Act for violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure, resulting in a finding of an unfair act or practice.

•The CCPA, effective since January 1, 2020, which created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. A ballot initiative called the California Privacy Rights Act, or CPRA, was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business.
•Other states have followed California: Virginia enacted the Virginia Consumer Data Protection Act that will also be effective January 1, 2023; Colorado recently enacted its Colorado Privacy Act, which will be effective July 1, 2023; and as the year 2022 began, fourteen states had pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.
In certain circumstances, we may be subject to the EU General Data Protection Regulation (GDPR) (established in 2018 and implemented by countries in the EEA) and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018 (U.K. GDPR), which respectively govern the collection, use, disclosure, transfer or other processing of personal data of natural persons, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours).
Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the withdrawal by the United Kingdom (U.K.) from the European Union and the EEA, companies must comply with both the GDPR and the U.K. GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “third countries,” which at present time includes the United States) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. Previously, we relied on the E.U.-U.S. Privacy Shield framework to provide a mechanism for the transfer of data from E.U. Member States to the United States, but this was invalidated by the European Court of Justice, or the CJEU, on July 16, 2020, on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal information transferred to the United States We previously relied on our own, as well as our vendors’, Privacy Shield certification for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR/U.K. GDPR’s data export conditions, which are no longer allowed.

One such alternative to the Privacy Shield is the use of Standard Contractual Clauses (SCCs) a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. At this time though, we use the versions of the European Commission SCCs released under the Implementing Decision in June 2021. Under the Implementing Decision, data exporters and data importers have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021 that rely on SCCs as the data transfer mechanism by replacing the old SCCs with new ones. We have already commenced this process by asking each of our affected customers to execute the new SCCs. To comply with the Implementing Decision and the new SCCs, we implemented additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the complaint transfer of personal data from the E.U. into the U.K.
As supervisory authorities continue to issue further guidance on personal information transfers (including regarding data export and circumstances in which we cannot use the SCCs), we could suffer additional costs, complaints, or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, and the U.K. to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of a ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California.
Additionally, by expanding into the E.U. and U.K., we may also trigger Article 3(2) of the GDPR/U.K. GDPR directly as we may be considered to be monitoring data subjects. To the extent we process personal data on behalf of our customers for the provision of services, we have, and may in the future, also be required to enter into data processing agreements which comply with Article 28 of the GDPR/U.K. GDPR.

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
Broader data processing regulations affecting our business, the cybersecurity industry may face direct regulation. In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customer including, but not limited to, data processing locations, breach notification, and security standards. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. New worldwide data protection laws, including the U.S. and European jurisdictions described above, may lead to ever changing definitions of personal information and other sensitive information which may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Notably some foreign jurisdictions require that certain types of data be retained on servers within these respective jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the Federal Trade Commission (FTC), to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. To date, we remain fully complaint with the FTC, though we may be subject to future investigations and legal proceedings by the FTC or other regulators. A such, it is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
From time to time, we have been subject to claims, suits and other proceedings. For example, we are currently the subject of litigation with Cylance, Inc. For additional information regarding this litigation, see the section titled “Part I—Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.
Risks Related to Financial and Accounting Matters
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange (NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. As a result of becoming a public company, our management is required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
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
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and the related rules and regulations implemented by the SEC and the NYSE have increased legal and financial compliance costs and will make some compliance activities more time-consuming. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We have incurred significant costs with respect to our directors’ and officers’ insurance coverage. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended (or the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. Further changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings and adversely affect our operating results and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2022, we had aggregate U.S. federal and state net operating loss carryforwards of $436.8 million and $268.9 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2023. In addition, we had federal research and development credit carryforwards of $1.1 million, which will begin to expire in 2037, and state research and development credit carryforwards of $1.1 million, which do not expire. We also had foreign net operating loss carryforwards of $281.9 million, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
We are expanding our international operations and staff to support our business in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships and intercompany transactions are subject to complex transfer pricing rules administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our intercompany transactions, international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
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
In addition, the OECD has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (DST). Notwithstanding this, some countries, in the E.U. and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total gross revenue of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, and (vi) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act. We could be deemed a large accelerated filer as earlier as January 31, 2023.
For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.
We currently intend to take advantage of the available exemptions described above.
Furthermore, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards become applicable to private companies. To date, we have not elected to take advantage of the benefits of this extended transition period for accounting standards. If we elect to delay adopting new or revised accounting standards, while we are still an “emerging growth company,” we will have to disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. We cannot predict if investors will find our Class A common stock less attractive because we may rely on certain exemptions available to emerging growth companies. If some investors find our Class A common stock less attractive as a result, our stock price may be more volatile.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to the valuation of our common stock prior to our IPO in June 2021, stock-based compensation, the period of benefit for deferred contract acquisition costs, standalone selling prices for each performance obligation, useful lives of long-lived assets, the incremental borrowing rate used for operating lease liabilities, and accounting for income taxes. Additionally, as a result of the continuing COVID-19 pandemic, many of management’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through continued international expansion, our channel partners and other partnerships, could result in foreign currency denominated sales, which would increase our foreign currency risk.
Our operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so, or use other derivative instruments, in the future.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the continuing COVID-19 pandemic, the conflict in Ukraine, and market downturn, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Our Class A common stock price is likely to continue to be volatile and could be subject to wide fluctuations. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•actual or anticipated changes or fluctuations in our operating results;

•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, acquisitions or capital commitments;
•rumors and market speculation involving us or other companies in our industry;
•the overall performance of the stock market or technology companies;
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
•interest rate changes or fluctuations; and
•other events or factors, including those resulting from the COVID-19 pandemic, war, such as Russia’s invasion of Ukraine, armed conflict, incidents of terrorism or responses to these events.
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
In addition, pursuant to our amended and restated investors’ rights agreement, dated October 28, 2020, certain stockholders have the right, subject to certain conditions, to require us to file a registration statement for the public resale of such capital stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

We may also issue our shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, an acquisition, an investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and beneficial owners of 5% or greater of our outstanding capital stock who hold in the aggregate approximately 89% of the voting power of our capital stock as of January 31, 2022, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, the holders of our outstanding Class B common stock hold approximately 93% of the voting power of our outstanding capital stock, with our directors, executive officers, and pre-IPO holders of more than 5% of our common stock, and their respective affiliates, holding in the aggregate approximately 89% of the voting power of our capital stock as of January 31, 2022. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers, such as S&P Dow Jones, exclude companies with multi-class share structures from being added to certain of its indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision, may cause stockholder advisory firms to public negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the continuing COVID-19 pandemic and the recent conflict in Ukraine, on the foregoing issues, could adversely affect our business, operating results, and financial condition, including longer sales cycles, lower prices for our platform, higher default rates among our channel partners, reduced sales and slower or declining growth.
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as war, armed conflict, terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the measures that we, our customers and governmental authorities have adopted, as described in detail elsewhere in these risk factors. In addition, our growth rate may actually slow or decline once the impact of the COVID-19 pandemic tapers as people begin to return to offices and other workplaces. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as Russia’s invasion of Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
The continuing COVID-19 pandemic could adversely affect our business, operating results, and financial condition.
The COVID-19 pandemic has had and continues to cause general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
It is possible that additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations. Although we cannot predict with certainty the impact any mandates will have on our workforce and operations, these requirements and any future requirements may result in attrition and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•we have started to open select offices in accordance with local ordinances, however, most of our employees continue to work from home and a substantial number may continue to do so for the foreseeable future, which may result in decreased employee productivity and morale with increased unwanted employee attrition;
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
•substantially all our in-person marketing events, including conferences, have been canceled and we are only recently returning to limited in-person events, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person events and other related activities; and

•our marketing, sales, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and our ability to conduct business is largely unproven.
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
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (ESG). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely affected.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock may be influenced by the research and reports that industry or financial analysts publish about us, our business, our market and our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
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
Moreover, Section 203 of the Delaware General Corporation Law (DGCL), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Mountain View, California, where we occupy over 10,000 square feet of office space pursuant to a lease that expires in February 2028 subject to the terms thereof. Our headquarters was built to reflect our corporate culture, operational needs, and dedication to employee happiness. We lease additional offices in the United States and around the world, including in the Czech Republic, France, Israel, Japan, the Netherlands, and United Arab Emirates. We believe that our current facilities are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 15 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Class A Common Stock
Our Class A common stock has been traded on the NYSE under the symbol “S” since June 30, 2021. Prior to that date, there was no public trading market for our common stock. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of January 31, 2022, we had 98 holders of record of our Class A common stock and 93 holders of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation and growth of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock and Concurrent Private Placement
On July 2, 2021, we closed our IPO, in which we sold 41,678,568 shares of Class A common stock at a price to the public of $35.00 per share, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares, as well as shares sold in a concurrent private placement. The offer and sale of all of the shares in the IPO, but not the concurrent private placement, were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-256761 and File No. 333-257539), which were declared effective by the SEC on June 29, 2021. The shares were sold for an aggregate offering price of approximately $1.4 billion. We raised approximately $1,384.8 million in net proceeds after deducting $73.9 million in underwriters' discounts and commissions but before deducting offering costs. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.
Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that Section, and shall not be deemed to be incorporated by reference into any filing of SentinelOne, Inc. under the Securities Act or Exchange Act generally.
We have presented below the cumulative total return to our stockholders between June 30, 2021 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2022 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. Such returns are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

SentinelOne Stock Price Performance*
Compared to S&P 500 Index and S&P Information Technology Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
SentinelOne Inc.
S&P 500
S&P 500 Information Technology

\$100 invested on 6/30/21 in SentinelOne Stock, or S&P 500 Index, or S&P 500 Information Technology Index

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022, 2021, and 2020 are referred to herein as fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we” “our” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our IPO dated as of June 29, 2021 (Final Prospectus) and filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2021.
Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered XDR platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks - performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
Our XDR Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI detects anomalies that surface when multiple data feeds are correlated. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform makes it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats. We have extended our control and visibility planes beyond the traditional endpoint to unmanaged IoT devices.
Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous IT environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables some of the world’s largest organizations and our managed security providers and incident response partners with an excellent management experience. Our customers realize improved cybersecurity outcomes with fewer people.
We generate substantially all of our revenue by selling subscriptions to our Singularity Platform. Our subscription tiers include Singularity Core, Singularity Control, and Singularity Complete. Additionally, customers can extend the functionality of our platform through our subscription Singularity Modules. We generally price our subscriptions and modules on a per agent basis, and each agent generally corresponds with an endpoint, server, virtual machine, or container.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of ISVs, alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our XDR and IT and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2022, we had over 6,700 customers, increasing from over 3,900 customers as of January 31, 2021. We had 520 customers with ARR of $100,000 or more as of January 31, 2022, up from 219 customer with ARR of $100,000 or more as of January 31, 2021. As of January 31, 2022 and 2021, no single end customer accounted for more than 3% of our ARR. We define ARR as the annualized revenue run rate of our subscription contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under subscription contracts with us. Our ARR outside of the United States represented 36% and 28% as of January 31, 2022 and 2021, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $204.8 million, $93.1 million, and $46.5 million for fiscal 2022, 2021, and 2020, respectively, representing year-over-year growth of 120% and 100%, respectively. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2022, 2021, and 2020 was $271.1 million, $117.6 million, and $76.6 million, respectively.
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
Impact of COVID-19
Beginning in January 2020, the COVID-19 pandemic resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses worldwide, as well as greater uncertainty in global financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, a modest adverse impact on certain parts of our business, including a lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers.
We have also experienced, and may continue to experience, a positive impact as a result of the COVID-19 pandemic. For example, in connection with the travel restrictions, shelter-in-place, and work-from-home policies resulting from the COVID-19 pandemic, we have seen an increase in usage and subscriptions from smaller customers, many of whom are small or medium sized businesses. We have also seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events. While a reduction in operating expenses may have an immediate positive impact on our operating results, we do not yet have visibility into the full impact this will have on our business. Moreover, as vaccines become widely available and people begin to return to offices and other workplaces, any positive impacts of the COVID-19 pandemic on our business may slow or decline once the impact of the pandemic tapers.

We cannot predict how long we will continue to experience the impact of the COVID-19 pandemic including any new variants, vaccine mandates, and further travel and office restrictions. Our operating results, cash flows, and financial condition have not been adversely affected to date. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19 our operating results, cash flows, and financial condition could be adversely affected. In addition, in response to the spread of COVID-19, we previously required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. Most of our employees continue to work remotely and we have slowly opened up our offices at minimal capacity, subject to local COVID-19 restrictions. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
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

	As of January 31,
	2022	2021	2020

	(in thousands)
Annualized recurring revenue (ARR)	$292,341	$130,825	$66,764
ARR grew 123% year-over-year to $292.3 million for fiscal 2022, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of As of January 31,
	2022	2021	2020

	(in thousands)
Customers with ARR of $100,000 or more	520	219	104
Customers with ARR of $100,000 or more grew 137% year-over-year to 520 for fiscal 2022, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time.

	As of As of January 31,
	2022	2021	2020

	(in thousands)
Dollar-based net retention rate	129%	117%	119%
Our dollar-based net retention rate was 129% for fiscal 2022, driven by existing customers primarily from expansion of the number of endpoints, upgrades of subscription tiers, and purchases of additional modules.
Components of Our Results of Operations
Revenue
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such is considered as a series of distinct services. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (1) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
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

Interest expense consisted primarily of interest on borrowings associated with our loan and security agreement.
Other income (expense), net consists primarily of foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Revenue	$204,799	$93,056	$46,474
Cost of revenue(1)	81,677	39,332	18,331
Gross profit	123,122	53,724	28,143
Operating expenses:
Research and development(1)	136,274	62,444	36,683
Sales and marketing(1)	160,576	77,740	51,322
General and administrative(1)	93,504	29,059	15,122
Total operating expenses	390,354	169,243	103,127
Loss from operations	(267,232)	(115,519)	(74,984)
Interest income	202	231	886
Interest expense	(787)	(1,401)	(2,015)
Other income (expense), net	(2,280)	(424)	(217)
Loss before provision for income taxes	(270,097)	(117,113)	(76,330)
Provision for income taxes	1,004	460	237
Net loss	$(271,101)	$(117,573)	$(76,567)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$3,618	$308	$138
Research and development	35,358	6,590	1,686
Sales and marketing	15,460	3,835	1,034
General and administrative	33,453	5,179	1,488
Total stock-based compensation expense	$87,889	$15,912	$4,346

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2022	2021	2020

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	40	42	39
Gross profit	60	58	61
Operating expenses:
Research and development	67	67	79
Sales and marketing	78	84	110
General and administrative	46	31	33
Total operating expenses	191	182	222
Loss from operations	(130)	(124)	(161)
Interest income	—	—	2
Interest expense	—	(2)	(5)
Other income (expense), net	(1)	—	—
Loss before provision for income taxes	(132)	(126)	(164)
Provision for income taxes	—	—	1
Net loss	(132)%	(126)%	(165)%

Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended January 31, 2022 and 2021
Revenue

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$204,799	$93,056	$111,743	120%
Revenue increased by $111.7 million, or 120%, from $93.1 million for fiscal 2021 to $204.8 million for fiscal 2022, primarily due to the ongoing demand for our platform. Approximately 42% of the increase was derived from new customers, approximately 40% of the increase was derived from existing customers and the remainder was derived from MSP, MSSP, and OEM channel partners.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$81,677	$39,332	$42,345	108%
Gross profit	$123,122	$53,724	$69,398	129%
Gross margin	60%	58%

Cost of revenue increased by $42.3 million from $39.3 million for fiscal 2021 to $81.7 million for fiscal 2022, primarily due to higher third-party cloud infrastructure expenses from increased data usage of $20.1 million, an increase of $18.5 million in overhead costs due to increase in our personnel to support overall growth and an increase of $2.2 million from amortization of intangible assets. Gross margin increased from 58% for fiscal 2021 to 60% for fiscal 2022, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$136,274	$62,444	$73,830	118%
Research and development expenses increased from $62.4 million in fiscal 2021 to $136.3 million in fiscal 2022, primarily due to an increase in personnel-related expenses of $53.7 million, including an increase of $28.8 million related to stock-based compensation expense as a result of increased headcount, an increase of $12.8 million in third-party cloud infrastructure expenses incurred in developing our platform and modules, an increase of $3.8 million related to allocated overhead costs, and an increase of $2.5 million in consulting and software subscription expenses.
Sales and Marketing

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$160,576	$77,740	$82,836	107%
Sales and marketing expenses increased from $77.7 million in fiscal 2021 to $160.6 million in fiscal 2022, primarily due to an increase in personnel-related expenses of $57.0 million, including an increase of $11.6 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $10.8 million in marketing-related expenses, an increase of $6.1 million in travel and entertainment, software subscription and sales related expenses, and an increase of $5.3 million related to allocated overhead costs.
General and Administrative

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$93,504	$29,059	$64,445	222%
General and administrative expenses increased from $29.1 million in fiscal 2021 to $93.5 million in fiscal 2022, primarily due to an increase in personnel-related expenses of $49.2 million, including an increase of $28.3 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $14.4 million in outside consulting services, legal, audit, tax and software subscription expenses.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$202	$231	$(29)	(13)%
Interest expense	$(787)	$(1,401)	$614	(44)%
Other income (expense), net	$(2,280)	$(424)	$(1,856)	438%
Interest income remained relatively flat. Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.
Provision for Income Taxes

	Year Ended January 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$1,004	$460	$544	118%
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
Prior to the IPO, we financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under our loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $621.7 million and $350.6 million as of January 31, 2022 and 2021, respectively. We expect these losses and operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of January 31, 2022 and 2021, our principal source of liquidity was cash, cash equivalents, and short-term investments of $1.7 billion and $395.8 million, respectively.
In the short term, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. In the long term, our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.

The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(95,588)	$(66,570)	$(44,424)
Net cash used in investing activities	$(19,743)	$(6,265)	$(3,187)
Net cash provided by financing activities	$1,387,124	$423,978	$52,770
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
Cash used in operating activities during fiscal 2022 was $95.6 million, primarily consisting of our net loss of $271.1 million, adjusted for non-cash items of $119.9 million and net cash inflows of $55.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $115.1 million increase in deferred revenue resulting primarily from increased subscription contracts, a $41.5 million increase in accrued payroll and benefits due to increased headcount, a $24.2 million increase in accrued and other liabilities primarily due to net invoices received from vendors. These amounts were partially offset by a $59.1 million increase in accounts receivable due to an increase in sales, a $53.6 million increase in deferred contract acquisition costs, a $7.3 million increase in prepaid expenses and other assets, primarily due to annual insurance renewal and prepaid sponsorship costs and a $2.1 million decrease in accounts payable due to timing of payments.
Cash used in operating activities during fiscal 2021 was $66.6 million, primarily consisting of our net loss of $117.6 million, adjusted for non-cash items of $33.3 million and net cash inflows of $17.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $49.1 million increase in deferred revenue, resulting primarily from increased subscription contracts, a $7.8 million increase in accrued payroll and benefits due to increased headcount, a $7.4 million increase in accounts payable, and a $1.4 million increase in accrued liabilities due to our growth and timing of payments. These amounts were partially offset by a $26.9 million increase in deferred contract acquisition costs, a $9.4 million increase in prepaid expenses and other current assets, primarily due to an increase in prepaid hosting and sponsorship costs, and an $8.3 million increase in accounts receivable due to an increase in sales.
Investing Activities
Cash used in investing activities during fiscal 2022 was $19.7 million, consisting of $6.0 million of cash paid for purchases of strategic investments, $3.4 million of cash paid for the acquisition of Scalyr, $5.8 million of capitalized internal-use software costs, and $3.7 million of purchases of property and equipment to support additional office facilities.
Cash used in investing activities during fiscal 2021 was $6.3 million, consisting of $3.3 million of purchases of property and equipment to support additional office facilities, $2.8 million of capitalized internal-use software costs, and $0.2 million of purchases of intangible assets.
Financing Activities
Cash provided by financing activities during fiscal 2022 was $1.4 billion, consisting of $1.4 billion of aggregate net proceeds from our IPO and the concurrent private placement completed in July 2021, net of underwriting discounts and commissions, $14.6 million of proceeds from the exercise of stock options, $11.4 million of proceeds from issuance of common stock under the ESPP, partially offset by a $20.0 million repayment of our revolving line of credit and $7.4 million of payments of deferred offering costs.
Cash provided by financing activities during fiscal 2021 was $424.0 million, consisting of $419.3 million of net proceeds from the issuances of our Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock, $19.9 million of net proceeds from our revolving line of credit, and $4.8 million of proceeds from the exercise of stock options and warrants, partially offset by a $20.0 million repayment of our term loan.
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
Contractual Obligations and Commitments
Our operating lease obligations as of January 31, 2022 were approximately $33.5 million, with $4.9 million expected to be paid within 12 months and the remainder thereafter. Our operating leases are related to leased facilities under operating lease agreements expiring through fiscal 2029. We have office facility operating leases in the United States, the Czech Republic, France, Israel, Japan, the Netherlands, and United Arab Emirates. See Note 8, Leases, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Our purchase obligations as of January 31, 2022 were approximately $255.1 million, with $88.0 million expected to be paid within 12 months and the remainder thereafter. Our purchase obligations primarily relate to a non-cancelable purchase commitment entered in April 2021 with our cloud infrastructure vendor for a total value of $250.0 million over the next three years.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
We consider the terms and conditions of contracts with customers and our customary business practices in identifying contracts. We determine we have a contract with a customer when the contract is approved, the payment terms for the services can be identified, each party’s rights regarding the services to be transferred can be identified, the contract has commercial substance, and we have determined that the customer has the ability and intent to pay. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to such customer.
Our contracts with customers may contain multiple performance obligations, which are accounted for separately if they are capable of being distinct and are distinct in the context of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on relative standalone selling price (SSP). We apply judgment in determining SSP for our performance obligations. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include but is not limited to product groupings, or applying the expected cost-plus margin approach to estimate the price we would charge if the service was sold separately. Certain sales arrangements may include variable consideration, which is recorded as part of the transaction price if, in our judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.
Stock-Based Compensation
Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards on the date of the grant. The fair value of stock option awards granted and rights to purchase shares under our ESPP are generally estimated using the Black-Scholes option pricing model. For awards with market-based vesting conditions, a Monte Carlo simulation model is used. Stock-based compensation expense for awards with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period of the awards. We account for forfeitures related to these awards as they occur.
The use of the Black-Scholes option pricing model requires the input of highly subjective assumptions. These assumptions involve inherent uncertainties and the application of management’s judgment. These assumptions are estimated as follows:
•    Fair value of common stock. Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. After our IPO, the fair value of our Class A common stock is determined by the closing price of Class A common stock traded on the NYSE.
•    Expected term. We determine the expected term based on the average period the options are expected to remain outstanding using the simplified method, calculated as the midpoint of the options’ vesting term and contractual expiration period, until sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior becomes available.
•    Expected volatility. We analyze the average volatility of our representative peer group public companies with sufficient trading history over the expected term to develop an expected volatility assumption.
•    Risk-free interest rate. We use the U.S. Treasury yield for our risk-free interest rate for a period that corresponds with the expected term of the award.
•    Dividend yield. We utilize a dividend yield of zero, as we do not currently issue dividends and do not expect to issue dividends on our common stock in the foreseeable future.

Common Stock Valuations
Prior to our IPO, the fair value of the common stock underlying our equity awards was determined by our board of directors, with input from management and contemporaneous third-party valuations. Given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:
•    contemporaneous third-party valuations of our common stock;
•    the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•    the prices paid for common or redeemable convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions for shares purchased by third-party investors in arms-length transactions;
•    the lack of marketability inherent in our common stock;
•    our actual operating and financial performance;
•    our current business conditions and projections;
•    the hiring of key personnel and the experience of our management;
•    the likelihood of achieving a liquidity event, such as an initial public offering, a merger, or acquisition of SentinelOne given prevailing market conditions;
•    the operational and financial performance of comparable publicly traded companies; and
•    the U.S. and global capital market conditions and overall economic conditions.
Prior to the IPO, in determining the fair value of our common stock, we first estimated the fair value of our business using either the income approach, the market approach, or a combination of the income and market approaches. The income approach estimates value based on expectations of future cash flows that we will generate. Future cash flows are then discounted to their present values using a risk-adjusted discount rate. The market approach estimates value based on a comparison of the company to a group of comparable public companies. From the comparable companies, a representative market value multiple is determined and then applied to our financial results to estimate the fair value of our business.
The resulting estimated fair value of our business was then allocated to each class of stock using the Option Pricing Method (OPM), or a hybrid of the Probability Weighted Expected Return Method (PWERM), and OPM. Prior to February 1, 2021, the OPM was selected as the principal equity allocation method. Beginning February 1, 2021, we allocated the fair value of our business based on a hybrid of the OPM and the PWERM. A discount for lack of marketability was applied to the resulting per share value to arrive at the fair value of our common stock on a non-marketable basis.
In addition, prior to the IPO, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, the number of participants, timing, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved parties with access to our financial information.

Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.
As a public trading market for our Class A common stock has now been established, the fair value of our Class A common stock is determined based on the quoted market price of our Class A common stock.
Business Combinations
We account for our acquisitions using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS Act). Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards become applicable to private companies. To date, we have not elected to take advantage of the benefits of this extended transition period. If we elect to delay adopting new or revised accounting standards, while we are still an “emerging growth company,” we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2022, we had $1.7 billion of cash, cash equivalents, and short-term investments, which consist of money market funds and certificates of deposit. We also had $2.7 million of restricted cash as of January 31, 2022 primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SentinelOne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
April 7, 2022
We have served as the Company’s auditor since 2018.

SENTINELONE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,669,304	$395,472
Short-term investments	374	364
Accounts receivable, net	101,491	39,315
Deferred contract acquisition costs, current	27,546	14,733
Prepaid expenses and other current assets	18,939	14,173
Total current assets	1,817,654	464,057
Property and equipment, net	24,918	13,373
Operating lease right-of-use assets	23,884	18,026
Deferred contract acquisition costs, non-current	41,022	21,940
Intangible assets, net	15,807	470
Goodwill	108,193	—
Other assets	10,703	2,694
Total assets	$2,042,181	$520,560
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,944	$11,822
Accrued liabilities	22,657	3,671
Accrued payroll and benefits	61,150	20,134
Operating lease liabilities, current	4,613	3,634
Deferred revenue, current	182,957	89,645
Total current liabilities	281,321	128,906
Deferred revenue, non-current	79,062	52,190
Long-term debt	—	19,621
Operating lease liabilities, non-current	24,467	18,839
Other liabilities	6,543	401
Total liabilities	391,393	219,957
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock; $0.0001 par value; zero and 168,985,413 shares authorized as of January 31, 2022 and 2021, respectively; zero and 167,058,113 shares issued and outstanding as of January 31, 2022 and 2021, respectively, and liquidation preference of zero and $622,414 as of January 31, 2022 and 2021, respectively	—	621,139
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value; 50,000,000 and zero shares authorized as of January 31, 2022 and 2021, respectively; and zero shares issued and outstanding as of January 31, 2022 and 2021	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 and zero shares authorized as of January 31, 2022 and 2021, respectively; 162,666,515 and zero shares issued and outstanding as of January 31, 2022 and 2021, respectively	16	—
Class B common stock; $0.0001 par value; 300,000,000 and 264,659,000 shares authorized as of January 31, 2022 and 2021, respectively; 107,785,100 and 39,242,316 shares issued and outstanding as of January 31, 2022 and 2021, respectively	11	2
Additional paid-in capital	2,271,980	29,869
Accumulated other comprehensive income	454	165
Accumulated deficit	(621,673)	(350,572)
Total stockholders’ equity (deficit)	1,650,788	(320,536)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,042,181	$520,560

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$204,799	$93,056	$46,474
Cost of revenue	81,677	39,332	$18,331
Gross profit	123,122	53,724	$28,143
Operating expenses:
Research and development	136,274	62,444	$36,683
Sales and marketing	160,576	77,740	$51,322
General and administrative	93,504	29,059	$15,122
Total operating expenses	390,354	169,243	$103,127
Loss from operations	(267,232)	(115,519)	$(74,984)
Interest income	202	231	$886
Interest expense	(787)	(1,401)	$(2,015)
Other income (expense), net	(2,280)	(424)	$(217)
Loss before provision for income taxes	(270,097)	(117,113)	$(76,330)
Provision for income taxes	1,004	460	$237
Net loss	$(271,101)	$(117,573)	$(76,567)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.56)	$(3.31)	$(2.34)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	174,051,203	35,482,444	32,712,350

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(271,101)	$(117,573)	$(76,567)
Other comprehensive income (loss):
Foreign currency translation adjustments	289	366	(378)
Total comprehensive loss	$(270,812)	$(117,207)	$(76,945)
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of February 1, 2019	97,686,390	$149,955	31,679,835	$1	$3,660	$177	$(156,432)	$(152,594)
Issuance of Series D Preferred Stock, net of issuance costs of $0.1 million	15,837,558	51,871	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,870,974	—	899	—	—	899
Vesting of early exercised options	—	—	—	—	68	—	—	68
Stock based compensation expense	—	—	—	—	4,359	—	—	4,359
Foreign currency translation adjustments	—	—	—	—	—	(378)	—	(378)
Net loss	—	—	—	—	—	—	(76,567)	(76,567)
Balances as of January 31, 2020	113,523,948	$201,826	33,550,809	$1	$8,986	$(201)	$(232,999)	$(224,213)
Issuance of Series E Preferred Stock, net of issuance costs of $0.1 million	31,405,183	152,539	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs of $0.1 million	22,128,982	266,774	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	5,358,692	1	4,607	—	—	4,608
Issuance of common stock upon exercise of warrants	—	—	321,802	—	200	—	—	200
Issuance of common stock for services provided	—	—	11,013	—	47	—	—	47
Vesting of early exercised options	—	—	—	—	71	—	—	71
Stock based compensation expense	—	—	—	—	15,958	—	—	15,958
Foreign currency translation adjustments	—	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	—	(117,573)	(117,573)
Balances as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	9,793,331	10	14,611	—	—	14,621
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of restricted stock units	—	—	15,218	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	381,716	—	11,356	—	—	11,356
Vesting of early exercised options	—	—	—	—	572	—	—	572
Issuance of common stock and awards assumed in connection with Scalyr acquisition	—	—	7,277,214	1	120,319	—	—	120,320

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

Issuance of restricted stock awards			1,315,099	—	—	—	—	—
Stock based compensation expense	—	—	—	—	92,668	—	—	92,668
Issuance of restricted stock for services provided			20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(271,101)	(271,101)
Balances as of January 31, 2022	—	—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended January 31,
	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(271,101)	$(117,573)	$(76,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,909	2,837	1,855
Amortization of deferred contract acquisition costs	21,670	11,518	5,749
Non-cash operating lease costs	2,862	3,085	—
Stock-based compensation expense	87,889	15,912	4,346
Other	(456)	(22)	(35)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(59,082)	(8,320)	(18,986)
Prepaid expenses and other current assets	(7,319)	(9,438)	(1,237)
Deferred contract acquisition costs	(53,565)	(26,934)	(14,606)
Accounts payable	(2,076)	7,429	2,854
Accrued liabilities	18,080	1,374	643
Accrued payroll and benefits	41,462	7,758	5,644
Operating lease liabilities	(3,139)	(3,261)	—
Deferred revenue	115,142	49,065	46,264
Other liabilities	6,136	—	(348)
Net cash used in operating activities	(95,588)	(66,570)	(44,424)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,653)	(3,283)	(953)
Purchases of intangible assets	(802)	(224)	(200)
Capitalization of internal-use software	(5,839)	(2,758)	(1,700)
Purchases of strategic investments	(6,000)	—	(334)
Cash paid for acquisition, net of cash and restricted cash acquired	(3,449)	—	—
Net cash used in investing activities	(19,743)	(6,265)	(3,187)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	51,871
Proceeds from issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	152,539	—
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	266,774	—
Payments of deferred offering costs	(7,416)	—	—
Proceeds from revolving line of credit	—	19,857	—
Repayment of debt	(20,000)	(20,000)	—
Proceeds from exercise of stock options	14,622	4,608	899
Proceeds from exercise of warrants	—	200	—
Proceeds from issuance of common stock under the employee stock purchase plan	11,356	—	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	1,388,562	—	—
Net cash provided by financing activities	1,387,124	423,978	52,770
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,146	289	36
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,272,939	351,432	5,195
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	399,112	47,680	42,485
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$1,672,051	$399,112	$47,680
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$409	$1,379	$1,844
Income taxes paid, net	$583	$298	$363
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$4,779	$46	$13
Property and equipment purchased but not yet paid	$913	$78	$152

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Vesting of early exercised stock options	$575	$71	$68
Deferred offering costs accrued but not yet paid	$186	$—	$—
Issuance of common stock and assumed equity awards in connection with acquisition	$120,319	$—	$—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$621,139	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Initial Public Offering and Private Placement
In July 2021, we completed our initial public offering (IPO) and a concurrent private placement, in which we issued and sold an aggregate of 41,678,568 shares of our Class A common stock at $35 per share, including 5,250,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares and 1,428,568 shares issued pursuant to the private placement. We received net proceeds of approximately $1.4 billion after deducting underwriting discounts, commissions and deferred offering costs.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, 2021 and 2020 refer to the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020, respectively.
Forward Stock Split
On February 6, 2020, we effected a one-to-three forward stock split of our issued and outstanding shares of common stock and redeemable convertible preferred stock. The par values of common stock and redeemable convertible preferred stock were not adjusted as a result of the stock split. All references to shares of common stock, options, warrants, and redeemable convertible preferred stock and per share amounts have been retroactively adjusted to reflect the forward stock split for the periods presented.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, the valuation of our common stock prior to our IPO in June 2021, stock-based compensation, the period of benefit for deferred contract acquisition costs, standalone selling prices (SSP) for each performance obligation, useful lives of long-lived assets, the incremental borrowing rate (IBR) used for operating lease liabilities, and accounting for income taxes. Actual results could differ from those estimates.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue and long-lived assets by geography, see Notes 3 and 14, respectively.
Foreign Currency
During fiscal 2022, we changed the functional currency of certain subsidiaries from their respective local currency to the U.S. dollar. The change in functional currency is due to increased exposure to the U.S. dollar as a result of a change in facts and circumstances in the primary economic environment in which these subsidiaries operate. The effects of the change in functional currency were not significant to our consolidated financial statements.
Subsequent to the change, our reporting currency and the functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations and were not material for any periods presented.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
Revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for the subscriptions and services. We apply the following five-step approach to recognize revenue:
(i)    Identification of the Contract, or Contracts, with the Customer—We determine that we have a contract with a customer when the contract is approved, the payment terms for the services can be identified, each party’s rights regarding the services to be transferred can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information of the customer.
We sell through our indirect relationships with our channel partners or direct relationships with end customers through our internal sales force. Apart from certain sales arrangements where channel partners are determined to be our customers, we have concluded that the end customer is our customer.
(ii)    Identification of the Performance Obligations in the Contract—Performance obligations in a contract are identified based on the services that will be transferred to a customer that are both capable of being distinct, where the customer can benefit from the service either on its own or together with other resources that are readily available to the customer, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have concluded that our contracts with customers do not contain warranties that give rise to a separate performance obligation.
(iii)    Determination of the Transaction Price—The transaction price is the amount of consideration we expect to be entitled from a customer in exchange for providing the subscriptions and services. Variable consideration is included in the transaction price if, in our judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.
Some of our end customers are entitled to receive service level commitment credits, in which we may be contractually obligated to provide partial refunds, and in rare instances, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined guarantees of performance levels or service response affecting the defined guarantees of performance levels or service response rates, and accordingly, estimated refunds related to service level commitment credits in the consolidated financial statements were not material during fiscal 2022, 2021 and 2020.
None of our contracts contain a significant financing component. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.
(iv)    Allocation of the Transaction Price to the Performance Obligations in the Contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on relative SSP.
(v)    Recognition of Revenue when, or as, Performance Obligations are Satisfied—Revenue is recognized when control of the related performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the subscriptions or services.
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Our Singularity Platform delivers artificial intelligence-powered threat prevention, detection, and response capabilities, enabling an automatic protection against a full spectrum of cyber threats. We built our Singularity Platform to be deployed as a cloud service or in private and hybrid clouds. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. The nature of our promise to the customer under the subscription is to stand ready to provide protection for the duration of the contractual term. As a result, we recognize revenue for these performance obligations ratably over the contractual term. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
We generally invoice our customers upfront upon signing for the entire term of the contract, periodically, or in arrears. Most of our subscription contracts have a term of one to three years. Our payment terms typically range between 30 to 45 days. The invoiced amounts are treated as deferred revenue on the consolidated balance sheets and are recognized ratably over the term of the contract beginning on the date the customer is given access to our platform. Our contracts are generally non-cancelable over the contractual term.
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple promised services consisting of subscriptions to our Singularity Platform, premium support and maintenance, and other Singularity Modules that are distinct and accounted for separately. The transaction price is allocated to separate performance obligations on a relative SSP basis. Our best evidence for SSP is the price we charge for the subscription or service when we sell it separately in similar circumstances to similar customers. In instances where performance obligations do not have observable standalone sales, we utilize available information that may include, but is not limited to, product groupings or applying the expected cost-plus margin approach to estimate the price we would charge if the service was sold separately.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform, personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, and allocated overhead costs.
Research and Development
Research and development costs are expensed as incurred, unless they qualify for recognition as capitalized internal-use software. Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation, consulting fees, software and subscription services, third-party cloud infrastructure expenses incurred in developing our platform and modules, and allocated overhead costs.
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $7.8 million, $6.2 million, and $4.2 million, for fiscal 2022, 2021 and 2020, respectively.
Stock-Based Compensation
We account for stock-based awards issued to employees and directors based on the fair value of the awards at grant date. The fair value of stock option awards granted and rights to purchase shares under our employee stock purchase plan (ESPP) are generally estimated using the Black-Scholes option pricing model. Stock-based compensation expense for awards with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period of the awards. Forfeitures are accounted for in the period in which they occur.
We granted certain awards that have both a service-based and achievements of certain milestones. We recognize stock-based compensation expense on a graded basis over the total requisite service period for each separately vesting portion of the performance tranches related to these performance milestone options.
We also granted stock option awards with a service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer, These stock options will vest 100% upon the occurrence of our IPO (the performance-based vesting condition) and the achievement of certain milestone events and our share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period. For these awards, stock-based compensation expense is recognized using the accelerated attribution method over the requisite implied service period when it is probable the performance-based vesting condition will be achieved.
Income Taxes
We are subject to income taxes in the United States and other foreign jurisdictions.
We utilize the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recognize income tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. We recognize penalties and accrued interest related to unrecognized tax benefits as a component of other income (expense), net and interest expense, respectively, in the consolidated statements of operations.
Net Loss per Share Attributable to Common Stockholders
We compute basic and diluted net loss per share attributable to common stockholders using the two-class method required for participating securities. We consider our redeemable convertible preferred stock, restricted common stock, and shares issued upon the early exercise of stock options subject to repurchase to be participating securities. Under the two-class method, net loss is not allocated to redeemable convertible preferred stock, restricted common stock, and early exercised stock options as the holders do not have a contractual obligation to share in our losses.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds. Restricted cash consists of collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current and non-current, are included within prepaid expenses and other current assets and other assets, respectively, on our consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2022	2021
Cash and cash equivalents	$1,669,304	$395,472
Restricted cash, current	—	946
Restricted cash, non-current	2,747	2,694
	$1,672,051	$399,112
Short-Term Investments
We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. We classify our investments as available-for-sale securities and present them within current assets as we may liquidate these investments at any time for use in our current operations or for any other purpose. Our investments are recorded at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss). Unrealized gains and losses and decline in value that are considered to be other-than-temporary are recognized in other income (expense), net in the consolidated statements of operations. We did not identify any investments with other-than-temporary impairments as of January 31, 2022 and 2021. Realized gains and losses on the sale of short-term investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. There were no realized gains or losses on the sale of short-term investments during fiscal 2022, 2021 and 2020.
Strategic Investments
Our strategic investments consist of non-marketable equity investments in privately held companies. We elect to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Strategic investments are included within other assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during fiscal 2022, 2021 and 2020.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Offering Costs
Prior to the IPO, all deferred offering costs were capitalized in other assets on the consolidated balance sheets. Deferred offering costs of $7.6 million, primarily consisting of accounting, legal, and other fees related to our IPO, were offset against the IPO proceeds upon the closing of our IPO in July 2021.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts reported on the consolidated balance sheets for cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and accrued payroll and benefits approximate their respective fair values due to their short-term nature.
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
The only channel partner that represented 10% or more of accounts receivable, net for the periods presented was as follows:

	As of January 31,
	2022	2021
Channel partner A	18%	23%

There were no end customers that represented 10% or more of accounts receivable as of January 31, 2022 or 2021.

Channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Year Ended January 31,
	2022	2021	2020
Channel partner A	18%	19%	19%
Channel partner B	*	13%	14%
*Less than 10%
There were no end customers that represented 10% or more of total revenue for fiscal 2022, 2021 and 2020.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. As of January 31, 2022 and 2021, the allowance for doubtful accounts was not material.
Deferred Contract Acquisition Costs

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We capitalize sales commissions and associated payroll taxes that are incremental to obtaining a customer contract, which are recorded as deferred contract acquisition costs on the consolidated balance sheets. Sales commissions for the renewal of a contract are not considered commensurate with commissions paid for the initial contracts, given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid on a new contract are amortized on a straight-line basis over an estimated period of benefit of four years, while commissions paid on renewal contracts are amortized over the contractual term of the renewal. We determine the estimated period of benefit based on both quantitative and qualitative factors, including the duration of our relationships with customers and the estimated useful life of our technology. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2022, 2021 and 2020.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Office furniture and equipment	5 years
Computers, software, and electronic equipment	3 years
Capitalized internal-use software	4 years
Leasehold improvements	Shorter of useful life or remaining term of lease
Costs for maintenance and repairs are expensed as incurred.
Capitalized Internal-Use Software
We capitalize certain internal-use software development costs related to our cloud platform. Costs incurred in the preliminary stages of development and post-development are expensed as incurred. Internal and external costs incurred during the development phase, if direct, are capitalized until the software is substantially complete and ready for our intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is included in property and equipment and is amortized to cost of revenue on a straight-line basis over its expected useful life.
Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. No impairment loss was recorded during fiscal 2022, 2021 and 2020.
Goodwill is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. The impairment test consists of a qualitative assessment to determine if the quantitative assessment is required. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, net of related income tax effect, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. We did not recognize any impairment of goodwill during fiscal 2022.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
We account for our acquisitions using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 17 for additional information regarding our acquisitions.
Leases
In accordance with ASC 842, we determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized on the consolidated balance sheets at the lease commencement date based on the present value of lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of operating lease ROU assets and operating lease liabilities and are expensed when the event determining the amount of variable consideration to be paid occurs. When the implicit rate of the leases is not determinable, we use an IBR based on the information available at the lease commencement date in determining the present value of lease payments. Lease cost for lease payments is recognized on a straight-line basis over the lease term.
We account for lease components and non-lease components as a single lease component. In addition, we do not recognize operating lease ROU assets and operating lease liabilities for leases with lease terms of 12 months or less.
In addition, we sublease certain of our unoccupied facilities to third parties. We recognize sublease income on a straight-line basis over the sublease term.
We did not have any material finance leases during fiscal 2022, 2021, and 2020.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. We early adopted this guidance on August 1, 2021, which did not have a material impact on our consolidated financial statements.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We adopted this guidance on February 1, 2021, which did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (CECL) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted this guidance on February 1, 2021, which did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (ASC) Topic 606 as if the acquirer had originated the contracts. The guidance is effective for us on February 1, 2023. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, ASU 2020-06 requires the application of the if-converted method for all convertible instruments in the diluted earnings per share calculation and the inclusion of the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The guidance is effective for us on February 1, 2024. We are currently evaluating the impact of this guidance on our consolidated financial statements.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2022		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
United States	$140,034	68%	$65,497	70%	$33,972	73%
International	64,765	32	27,559	30	12,502	27
Total	$204,799	100%	$93,056	100%	$46,474	100%

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No single country other than the United States represented 10% or more of our revenue during fiscal 2022, 2021 and 2020.
The following table summarizes revenue from contracts by type of customer for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2022		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$187,541	92%	$88,954	96%	$42,881	92%
Direct customers	17,258	8	4,102	4	$3,593	8
Total	$204,799	100%	$93,056	100%	$46,474	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $1.5 million as of both January 31, 2022 and 2021.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $262.0 million and $141.8 million as of January 31, 2022 and 2021, respectively. We recognized revenue of $95.5 million, $53.8 million and $25.9 million for fiscal 2022, 2021 and 2020, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of January 31, 2022, our remaining performance obligations were $345.4 million, of which we expect to recognize 90% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2022, 2021 and 2020..
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,641,642	$—	$—	$1,641,642
Short-term investments:
Certificates of deposit	—	375	—	375
Total assets measured and recorded at fair value	$1,641,642	$375	$—	$1,642,017

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$40,518	$—	$—	$40,518
Short-term investments:
Certificates of deposit	—	364	—	364
Total assets measured and recorded at fair value	$40,518	$364	$—	$40,882
There were no transfers between the levels of the fair value hierarchy during fiscal 2022, 2021 and 2020.
As of January 31, 2022 and 2021, the aggregate fair value of our cash equivalents and short-term investments approximated amortized cost and, as such, there were no unrealized gains or losses, either individually or in the aggregate. As of January 31, 2022 and 2021, our cash and cash equivalents had contractual maturities of three months or less and short-term investments had contractual maturities within one year of each respective date.
The table above does not include our strategic investments in privately held equity securities, which are measured using the alternative measurement method. As of January 31, 2022, our non-marketable equity investments of $6.0 million was included in other assets on the consolidated balance sheets. We did not have any strategic investments as of January 31, 2021.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2022	2021
Office furniture and equipment	$1,318	$837
Computers, software, and electronic equipment	4,895	3,489
Capitalized internal-use software	17,917	6,959
Leasehold improvements	7,490	4,568
Construction in progress	3,108	2,925
Total property and equipment	34,728	18,778
Less: Accumulated depreciation and amortization	(9,810)	(5,405)
Total property and equipment, net	$24,918	$13,373
We capitalized internal-use software costs of $10.6 million, $2.8 million and $1.7 million during fiscal 2022, 2021 and 2020, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization expense related to property and equipment was $4.6 million, $2.8 million and $1.9 million for fiscal 2022, 2021 and 2020, respectively, including amortization expense related to capitalized internal-use software of $2.1 million, $1.3 million and $0.7 million for fiscal 2022, 2021 and 2020, respectively.
6.INTANGIBLE ASSETS
Intangible assets, net as of January 31, 2022 consisted of the following (in thousands):

As of January 31,
2022
Developed technology	$15,500
Customer relationship	1,500
Non-compete agreements	650
Trademarks	150
Patents	1,094
Total finite-lived intangible assets	18,894
Less: accumulated amortization	(3,342)
Total finite-lived intangible assets, net	$15,552
Indefinite-lived intangible assets - domain names	$255
Total intangible assets, net	$15,807
Intangible assets, net as of January 31, 2021 were not material.
Amortization expense of intangible assets was $3.3 million for fiscal 2022. Amortization expense of intangible assets was not material for fiscal 2021 and 2020.
As of January 31, 2022, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
2023	3,381
2024	2,578
2025	2,353
2026	2,341
2027	2,341
Thereafter	2,558
Total	$15,552
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
In connection with the initial term loan, we issued warrants to purchase shares of common stock with an exercise price of $0.62 per share. The remaining warrants to purchase 954,884 shares of common stock were outstanding and exercisable as of January 31, 2021. Upon the closing of the IPO, we issued 940,953 shares of Class B common stock in connection with the cashless exercise of all outstanding warrants to purchase common stock.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We incurred interest expense associated with our long-term debt of $0.4 million, $1.4 million and $2.0 million for fiscal 2022, 2021 and 2020, respectively.
8.LEASES
We have entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2029. Our operating lease arrangements do not contain any restrictive covenants or residual value guarantees.
Supplemental cash flow information related to our operating leases for fiscal 2022 and 2021 as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2022 and 2021 were as follows:

	Year Ended January 31,
	2022	2021
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$4,596	$3,999
Operating lease ROU assets obtained in exchange for operating lease liabilities	$8,558	$6,579

	As of January 31,
	2022	2021
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.56	7.42
Weighted-average discount rate	4.3%	4.3%
The components of lease costs consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021
Operating lease costs	$4,027	$3,844
Short-term lease costs	2,248	509
Variable lease costs	1,124	702
Total lease costs	$7,399	$5,055
Sublease income was $0.6 million, $0.9 million and $1.0 million for fiscal 2022, 2021 and 2020, respectively, and was recorded as a reduction of lease costs.
As of January 31, 2022, we had total undiscounted future payments of $3.6 million under an operating lease that had not yet commenced, which were not included on the consolidated balance sheets. This operating lease commenced in February 2022 and has a lease term of 6 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of our non-cancelable operating lease liabilities as of January 31, 2022 were as follows (in thousands):

Fiscal Year Ending January 31,	Amount
2023	4,926
2024	5,188
2025	5,109
2026	5,168
2027	5,229
Thereafter	7,845
Total operating lease payments	$33,465
Less: Imputed interest	(4,385)
Present value of operating lease liabilities	$29,080

9.PREFERRED STOCK
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
During fiscal 2021, we issued 31,405,183 shares of Series E Preferred Stock at a price of $4.8617 per share for aggregate proceeds of $152.5 million, net of issuance costs of $0.1 million and 22,128,982 shares of Series F Preferred Stock at a price of $12.0614 per share for aggregate proceeds of $266.8 million, net of issuance costs of $0.1 million.
Preferred Stock
In connection with the IPO, we amended and restated our certificate of incorporation, which became effective immediately prior to the closing of the IPO, which authorized 50,000,000 shares of undesignated preferred stock, with a par value of $0.0001. As of January 31, 2022, there were 50,000,000 shares of preferred stock authorized and no shares of preferred stock outstanding.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.COMMON STOCK
We have two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, we amended and restated our certificate of incorporation and authorized 1,500,000,000 shares of Class A common stock and 300,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to twenty votes. Class A and Class B common stock each have a par value of $0.0001 per share, and are referred to collectively as our common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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
Our common stock reserved for future issuance on an as-converted basis as of January 31, 2022 and 2021 were as follows:

	As of January 31,
	2022	2021
Conversion of redeemable convertible preferred stock	—	168,951,059
Exercise of common stock warrants	—	954,884
Stock options outstanding	42,422,473	37,231,191
RSUs outstanding	1,770,304	—
ESPP reserved for future issuance	6,674,603	—
2021 Plan available for future grants	38,055,572	5,642,142
Total shares of common stock reserved	88,922,952	212,779,276
11.STOCK-BASED COMPENSATION
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Restricted Stock Units
A summary of our RSUs under the 2021 Plan is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2021	—	$—
Granted	1,491,253	$57.17
Released	(11,902)	$62.60
Forfeited	(41,998)	$54.29
Outstanding as of January 31, 2022	1,437,353	$57.21
As of January 31, 2022, we had unrecognized stock-based compensation expense related to unvested RSUs of $77.0 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.7 years.
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
A summary of our stock option plan activity under the 2013 Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2021	37,231,191	$1.68	8.34	$442,515
Granted	14,048,623	$9.66
Exercised	(8,406,950)	$1.52
Forfeited	(1,131,723)	$3.34
Outstanding as of January 31, 2022	41,741,141	$4.34	7.95	$1,686,738
Expected to vest as of January 31, 2022	41,741,141	$4.34	7.95	$1,686,738
Vested and exercisable as of January 31, 2022	17,467,223	$2.47	7.16	$738,584

The weighted-average grant-date fair value of options granted during fiscal 2022, 2021 and 2020 were $13.14, $1.63 and $0.43 per share, respectively.
The aggregate grant-date fair value of options vested during fiscal 2022, 2021 and 2020 was $32.0 million, $5.1 million and $1.5 million, respectively.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $333.7 million, $27.0 million and $1.7 million, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2022, we had unrecognized stock-based compensation expense related to unvested options of $148.6 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
Restricted Stock Units
A summary of our RSUs under the 2013 Plan is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2021	—	$—
Granted	346,483	$32.39
Released	(3,316)	$32.69
Forfeited	(10,216)	$32.48
Outstanding as of January 31, 2022	332,951	$32.38
As of January 31, 2022, we had unrecognized stock-based compensation expense related to unvested RSUs of $6.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.
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
During fiscal 2022, we recorded $12.8 million of stock-based compensation expense. As of January 31, 2022, we had fully recognized stock-based compensation expense related to performance milestone options.
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
During fiscal 2022, we recorded $3.1 million of stock-based compensation expense. As of January 31, 2022, we had unrecognized stock-based compensation expense related to unvested milestone options of $16.3 million, that is expected to be recognized over the remaining implied service period of 4.6 years.
Restricted Common Stock
In connection with the Scalyr acquisition, we granted 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During fiscal 2022, we recorded $10.9 million of stock-based compensation expense. As of January 31, 2022, we had unrecognized stock-based

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation expense related to this unvested restricted common stock of $8.7 million that is expected to be recognized over the remaining vesting period of 1.0 years.
2011 Stock Incentive Plan
As part of the Scalyr acquisition, we assumed 2,138,347 options to purchase shares of common stock under the 2011 Plan, at a weighted-average exercise price of $1.74 per share and weighted-average fair value of $13.10 per share, of which 681,332 options remained outstanding with a weighted-average exercise price of $1.72 per share as of January 31, 2022. As of January 31, 2022, 148,499 options were vested and exercisable with a weighted-average exercise price of $1.72 per share. The aggregate grant-date fair value of options vested during fiscal 2022 was $10.8 million. The total unrecognized stock-based compensation expense related to these options was $4.1 million, that is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years. During fiscal 2022, 1,386,381 options were exercised with an aggregate intrinsic value of $33.4 million.
Secondary Stock Sales
In May 2021, we facilitated a secondary sale of our common stock. Under the terms of the sale, certain preferred stock investors purchased 85,403 shares of common stock from an employee at $23.00 per share for an aggregate purchase price of $2.0 million. We did not recognize any stock-based compensation expense during fiscal 2022 in connection with this sale.
In June 2021, we facilitated certain secondary sales of our common stock. Under the terms of the sales, certain preferred stock investors purchased 305,724 shares of common stock from certain employees at prices ranging from $21.00 to $52.00 per share for an aggregate purchase price of $8.7 million. The stock-based compensation expense recognized in connection with these sales were not material.
Common Stock Subject to Repurchase
Common stock purchased by employees pursuant to an early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises are initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. These unvested shares may be repurchased by us in case of employment termination at the price paid by the purchaser for such shares. As of January 31, 2022 and 2021, the balance of common stock subject to repurchase was not material.
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
Fair value of underlying common stock – Prior to the completion of our IPO, the fair value of our common stock was determined by the board of directors by considering a number of objective and subjective factors

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
including input from management and contemporaneous third-party valuations. After the completion of our IPO, the fair value of our Class A common stock is determined by the closing price of our Class A common stock, which is traded on the New York Stock Exchange.

	Year Ended January 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	62.3% - 66.0%	47.3% - 48.7%
Risk-free interest rate	0.8% - 1.1%	0.4% - 0.6%
Dividend yield	—%	—%
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021
Cost of revenue	$3,618	$308
Research and development	35,358	6,590
Sales and marketing	15,460	3,835
General and administrative	33,453	5,179
Total	$87,889	$15,912
Employee Stock Purchase Plan
In May 2021, our board of directors, and in June 2021, our stockholders approved our ESPP, which became effective on the date of effectiveness of our Final Prospectus, or June 29, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 7,056,319 shares of common stock to eligible employees. The number of shares reserved for issuance and sale under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2022 for the first ten calendar years after the first offering date, in an amount equal to (i) 1% of the aggregate number of outstanding shares of all class our common stock on the last day of the immediately preceding fiscal year, or (ii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for six-month offering periods beginning January 6 and July 6 of each year, with each offering period consisting of single six-month purchase periods, except for the initial offering period which began on July 1, 2021, and will end on July 5, 2023 and the second offering period will begin on January 6, 2022. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock as of the beginning of the offering period or (2) the fair market value of our common stock on the purchase date, as defined in the ESPP except for the initial offering period that has a 24-months look back to the IPO price of $35.
The following table summarizes assumptions used in estimating the fair value of employee stock purchase rights for the initial and second offering period under the 2021 ESPP using the Black-Scholes option pricing model:

Year Ended January 31, 2022
Expected term (in years)	0.5 - 2
Expected volatility	52.3% - 70.5%
Risk-free interest rate	0.1% - 0.3%
Dividend yield	—%

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recognized stock-based compensation expense related to ESPP of $5.5 million during fiscal 2022. As of January 31, 2022, $1.6 million amount has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
During fiscal 2022, 381,716 shares were issued under the ESPP for $11.4 million.
12.INCOME TAXES
Our loss before provision for income taxes for fiscal 2022, 2021 and 2020 consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Domestic	$(274,270)	$(18,159)	$(1,700)
Foreign	4,173	(98,954)	(74,630)
Loss before provision for income taxes	$(270,097)	$(117,113)	$(76,330)
The components of provision for income taxes for fiscal 2022, 2021, and 2020 consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
State	82	62	52
Foreign	1,011	398	185
Total current	1,093	460	237
Deferred:
Foreign	(89)	—	—
Total deferred	(89)	—	—
Total provision for income taxes	$1,004	$460	$237
A reconciliation of the expected provision for (benefit from) income taxes at the statutory federal income tax rate to our recorded provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Benefit from income taxes at U.S. federal statutory rate	$(56,720)	$(24,594)	$(16,029)
State taxes, net of federal benefit	82	49	41
Foreign tax rate differential	(1,297)	(1,836)	(6,852)
Stock-based compensation	(23,442)	1,195	771
Non-deductible expenses	322	84	109
Change in valuation allowance	81,739	25,564	22,857
Other	320	(2)	(660)
Total provision for income taxes	$1,004	$460	$237

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our net deferred tax assets and liabilities as of January 31, 2022 and 2021 consisted of the following (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$174,646	$70,735
Research and development expenses	36,989	11,479
Accruals and reserves	18,708	12,986
Operating lease liabilities	11,158	5,416
Stock-based compensation	7,936	140
Other	2,012	532
Gross deferred tax assets	251,449	101,288
Valuation allowance	(218,981)	(86,032)
Total deferred tax assets	32,468	15,256
Deferred tax liabilities:
Acquired intangibles, property and equipment	(6,235)	(1,217)
Deferred contract acquisition costs	(16,722)	(9,697)
Operating lease right-of-use assets	(9,422)	(4,342)
Total deferred tax liabilities	(32,379)	(15,256)
Net deferred tax assets	$89	$—
Based upon available objective evidence, we believe it is more likely than not that the net U.S. and Israel deferred tax assets will not be fully realizable. Accordingly, we have established a valuation allowance for the U.S. and Israel gross deferred tax assets. As of January 31, 2022 and 2021, we had a valuation allowance of $219.0 million and $86.0 million, respectively, against our deferred tax assets. During fiscal 2022 and 2021, total valuation allowance increased by $132.9 million and $28.0 million, respectively, primarily due to additional net operating losses.
As of January 31, 2022, we had federal net operating loss carryforwards of $436.8 million, which will begin to expire in 2031, and state net operating loss carryforwards of $268.9 million, which will begin to expire in 2023. We also had foreign net operating loss carryforwards of $281.9 million, which do not expire.
In addition, we had federal research and development credit carryforwards of $1.1 million, which will begin to expire in 2037, and state research and development credit carryforwards of $1.1 million, which do not expire.
Federal and state tax laws impose substantial restrictions on the utilization of the net operating loss carryforwards and tax credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, our ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized. The carryforwards are currently subject to a valuation allowance.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of certain foreign subsidiaries of us as of January 31, 2022 and 2021 due to our intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
As of January 31, 2022 and 2021, we do not have any material uncertain tax positions. As of and for fiscal 2022 and 2021, no interest and penalties have been accrued with respect to unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our tax years generally remain open and subject to examination by federal, state, or foreign tax authorities. We are currently under examination by the Israel Tax Authorities for the 2016 through 2020 tax years. We are not currently under audit in any other tax jurisdictions.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted common stocks, RSUs, ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(271,101)	$(117,573)	$(76,567)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	174,051,203	35,482,444	32,712,350
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.56)	$(3.31)	$(2.34)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of January 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	168,951,059	113,523,948
Stock options	42,422,473	37,231,191	26,892,219
Common stock warrants	—	954,884	1,276,686
Shares subject to repurchase	20,091	37,500	42,500
RSUs	1,770,304	—	—
ESPP	52,381	—	—
Restricted common stock	1,142,496	—	—
Contingently issuable shares	1,317,079	—	—
Total	46,724,824	207,174,634	141,735,353

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, by geography were as follows (in thousands):

	As of January 31,
	2022	2021
United States	$21,176	$10,386
Israel	26,646	20,987
Rest of world	980	26
Total	$48,802	$31,399
See Note 3 for revenue by geography.
15.COMMITMENTS AND CONTINGENCIES
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
BlackBerry Corp., et al. v. Page, et al. On November 18, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Page, et al., No. 2019-CP-07-2552 (S.C. Cir. Ct.) against Barnaby Page, a go-to-market employee, and us, in a South Carolina state court. The complaint asserts claims against us for aiding and abetting breach of fiduciary duties, tortious interference with contract, and misappropriation of trade secrets. Following initial discovery, on August 27, 2020, we and Mr. Page filed a joint motion for judgment on the pleadings. Following initial discovery, the parties agreed to stipulate to a dismissal of this lawsuit without prejudice, and a dismissal order was entered by the court on January 31, 2022.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have not recorded any accruals for loss contingencies associated with these legal proceedings, determined that an unfavorable outcome is probable, nor have we determined that the amount or range of any possible loss is reasonably estimable. We believe that there are no other pending or threatened legal proceedings that are likely to have a material adverse effect on our consolidated financial statements.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach on us. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of January 31, 2022 and 2021.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer insurance coverage that would generally enable us to recover a portion of any future amounts paid.
16.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were no matching contributions by us for fiscal 2022, 2021, and 2020.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. For fiscal 2022, 2021, and 2020, we recorded $3.7 million, $2.7 million, and $1.7 million, respectively, in severance expenses related to these employees.
17.ACQUISITIONS
On February 6, 2021, we executed a merger agreement to acquire 100% of the issued and outstanding equity securities of Scalyr, a leading cloud-native, cloud-scale data analytics platform. This acquisition allows us to advance our data ingestion, search, and retention capabilities. This acquisition closed on February 9, 2021. The aggregate consideration transferred was $125.3 million, of which $5.0 million was paid in cash, $106.2 million was comprised of 7,277,214 shares of common stock, and $14.1 million was comprised of assumed options to purchase 2,138,347 shares of common stock. As part of the merger agreement, we entered into non-compete agreements with the founder and the co-founder of Scalyr with a term of three years and a fair value of $0.7 million. The fair value of the non-compete agreements was excluded from the purchase consideration and the net assets acquired, resulting in purchase consideration of $124.6 million.
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Amount
Cash and cash equivalents	$699
Accounts receivable	3,665
Restricted cash	444
Prepaid expense	277
Intangible assets	17,150
Goodwill	108,193
Accounts payable	(412)
Deferred revenue	(5,041)
Other liabilities	(347)
Total purchase consideration	$124,628
The excess of the purchase price over the fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits as a result of the acquisition that will enhance our product available to both new and existing customers and increase our competitive position. Goodwill is not deductible for tax purposes.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amounts allocated to the intangible assets identified and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$15,500	7
Customer relationships	1,500	2
Trademarks	150	2
Total intangible assets acquired	$17,150
The fair value assigned to the developed technology was determined using the multi-period excess earnings method of the income approach. The fair value assigned to the customer relationships was determined using the distributor method under the income approach, which includes estimates of customer attrition rates. The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.
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
There was no other contingent consideration or cash consideration expected to be paid out subsequent to the acquisition. The results of operations of Scalyr have been included in our consolidated financial statements from the date of acquisition.
We incurred $1.4 million of transaction costs in connection with the acquisition during fiscal 2022. These costs were recorded as general and administrative expenses in the consolidated statements of operations.
The following unaudited pro forma financial information summarizes the results of operations of SentinelOne and Scalyr as if the acquisition occurred on February 1, 2020 (in thousands):

	Year Ended January 31,
	2022	2021
Revenue	$204,874	$101,875
Net loss	$(262,145)	$(171,321)
Our consolidated statements of operations from the acquisition date to the period ended January 31, 2022 includes revenue and net income of Scalyr of $13.4 million and $0.2 million, respectively. The pro forma results reflect certain adjustments for the amortization of acquired intangible assets, adjustments to revenue resulting from the fair value adjustment to deferred revenue, recognition of stock-based compensation, and acquisition-related costs. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor is it indicative of our future operating results.
18.SUBSEQUENT EVENTS
On March 15, 2022, we signed a definitive merger agreement to acquire 100% of the issued and outstanding equity securities of Attivo Networks, Inc. (Attivo), a leading identity security and lateral movement protection company. The aggregate consideration will be approximately 58% cash and approximately 42% in shares of our Class A common stock for a total consideration of $616.5 million, subject to adjustments. The number of shares to be issued in connection with the stock consideration will be based on a fixed value of $40.49 per share, which

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
represents the average of the daily volume weighted average sales price of a share of our Class A common stock for the 30 consecutive trading days ending on March 14, 2022, subject to adjustments.
This acquisition is expected to close in the second fiscal quarter of 2023, subject to regulatory approval and customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive Proxy Statement for our 2022 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated herein by reference.
We maintain a Code of Business Conduct and Ethics (Code of Ethics), applicable to all employees, including all directors and executive officers. Our Code of Ethics is published on our Investor Relations website at investors.sentinelone.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Ethics by posting such information on the website address and location specified above.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) Financial Statements.
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedule.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
(c) Exhibits.
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization by and among SentinelOne, Inc., Scalyr Inc., and other parties, dated February 6, 2021.	S-1	333-256761	2.1	June 3, 2021
3.1	Restated Certificate of Incorporation of SentinelOne, Inc.
3.2	Restated Bylaws of SentinelOne, Inc.
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
4.2	Description of Registrant’s securities.
4.3	Amended and Restated Investors’ Rights Agreement among SentinelOne, Inc. and certain holders of capital stock, dated October 28, 2020.	S-1	333-256761	4.2	June 3, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021
10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.5†	Confirmatory Employment Letter between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.8	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.9	June 21, 2021
10.7†	Confirmatory Employment Letter between SentinelOne, Inc. and Ric Smith, dated May 28, 2021.
10.8†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Keenan Conder, effective June 24, 2021.

10.9†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021
10.10†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.12	June 21, 2021
10.11†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.13	June 21, 2021
10.12†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Ric Smith
10.13	Office Lease, by and between SIC-Mountain Bay Plaza, LLC and SentinelOne, Inc. and Silicon Valley Bank dated as of Mary 28, 2020, as amended	S-1	333-256761	10.7	June 3, 2021
21.1	List of Subsidiaries of SentinelOne, Inc.	S-1	333-256761	21.1	June 3, 2021
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
*The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†      Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 7th day of April, 2022.

SENTINELONE, INC.

By:	/s/ Tomer Weingarten
Tomer Weingarten
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tomer Weingarten and David Bernhardt, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tomer Weingarten	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	April 7, 2022
Tomer Weingarten

/s/ David Bernhardt	Chief Financial Officer (Principal Financial Officer)	April 7, 2022
David Bernhardt
/s/ Robin Tomasello	Chief Accounting Officer (Principal Accounting Officer)	April 7, 2022
Robin Tomasello

/s/ Charlene T. Begley	Director	April 7, 2022
Charlene T. Begley

/s/ Aaron Hughes	Director	April 7, 2022
Aaron Hughes

/s/ Mark S. Peek	Director	April 7, 2022
Mark S. Peek

/s/ Daniel Scheinman	Director	April 7, 2022
Daniel Scheinman

/s/ Robert Schwartz	Director	April 7, 2022
Robert Schwartz

/s/ Teddie Wardi	Director	April 7, 2022
Teddie Wardi
/s/ Jeffery W. Yabuki	Director	April 7, 2022
Jeffery W. Yabuki