Form 10-Q
period 2022-04-30
SentinelOne, Inc.
filed 2022-06-01
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 27, 2022, the registrant had 199,213,454 shares of Class A common stock and 79,761,665 shares of Class B common stock outstanding.

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
•the impact of natural or man-made global events on our business, including wars and other armed conflicts, such as Russia’s invasion of Ukraine;
•expenses associated with being a public company; and

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	April 30,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$766,101	$1,669,304
Short-term investments	851,418	374
Accounts receivable, net	86,871	101,491
Deferred contract acquisition costs, current	26,261	27,546
Prepaid expenses and other current assets	24,849	18,939
Total current assets	1,755,500	1,817,654
Property and equipment, net	29,083	24,918
Operating lease right-of-use assets	25,731	23,884
Deferred contract acquisition costs, non-current	43,679	41,022
Intangible assets, net	15,130	15,807
Goodwill	108,193	108,193
Other assets	11,132	10,703
Total assets	$1,988,448	$2,042,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,925	$9,944
Accrued liabilities	23,820	22,657
Accrued payroll and benefits	39,654	61,150
Operating lease liabilities, current	2,925	4,613
Deferred revenue, current	196,385	182,957
Total current liabilities	276,709	281,321
Deferred revenue, non-current	79,259	79,062
Operating lease liabilities, non-current	27,199	24,467
Other liabilities	8,039	6,543
Total liabilities	391,206	391,393
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of April 30, 2022 and January 31, 2022, and no shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 190,708,012 and 162,666,515 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	19	16
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 81,788,612 and 107,785,100 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	8	11
Additional paid-in capital	2,309,505	2,271,980
Accumulated other comprehensive income (loss)	(783)	454
Accumulated deficit	(711,507)	(621,673)
Total stockholders’ equity	1,597,242	1,650,788
Total liabilities and stockholders’ equity	$1,988,448	$2,042,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue	$78,255	37,395
Cost of revenue	27,139	18,283
Gross profit	51,116	19,112
Operating expenses:
Research and development	45,881	27,820
Sales and marketing	60,641	36,180
General and administrative	34,890	16,724
Total operating expenses	141,412	80,724
Loss from operations	(90,296)	(61,612)
Interest income	1,087	23
Interest expense	(5)	(303)
Other income (expense), net	(291)	(593)
Loss before provision for income taxes	(89,505)	(62,485)
Provision for income taxes	329	149
Net loss	$(89,834)	(62,634)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.33)	$(1.37)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	269,594,565	45,725,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(89,834)	$(62,634)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(1,237)	—
Foreign currency translation adjustments	—	190
Total comprehensive loss	$(91,071)	$(62,444)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Three Months Ended April 30, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of stock options	—	—	2,018,597	—	5,090	—	—	5,090
Vesting of restricted stock units	—	—	26,412	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Stock-based compensation	—	—	—	—	32,417	—	—	32,417
Other comprehensive income (loss)	—	—	—	—	—	(1,237)	—	(1,237)
Net loss	—	—	—	—	—	—	(89,834)	(89,834)
Balance as of April 30, 2022	—	$—	272,496,624	$27	$2,309,505	$(783)	$(711,507)	$1,597,242

	Three Months Ended April 30, 2021
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Issuance of common stock upon exercise of stock options	—	—	2,649,961	—	3,210	—	—	3,210
Issuance of common stock in connection with acquisition	—	—	7,277,214	1	120,318	—	—	120,319
Issuance of restricted common stock	—	—	1,315,099	—	—	—	—	—
Issuance of restricted stock for services provided	—	—	20,000	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	17	—	—	17
Stock-based compensation	—	—	—	—	13,560	—	—	13,560
Foreign currency translation adjustments	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	(62,634)	(62,634)
Balances as of April 30, 2021	167,058,113	$621,139	50,504,590	$3	$166,974	$355	$(413,206)	$(245,874)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended April 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(89,834)	$(62,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,102	1,659
Amortization of deferred contract acquisition costs	7,975	4,375
Non-cash operating lease costs	682	766
Stock-based compensation expense	31,630	13,437
Other	288	(672)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	14,779	6,317
Prepaid expenses and other assets	(5,208)	257
Deferred contract acquisition costs	(9,347)	(5,472)
Accounts payable	5,079	(2,211)
Accrued liabilities	190	2,724
Accrued payroll and benefits	(21,478)	1,291
Operating lease liabilities	(1,330)	(717)
Deferred revenue	13,626	9,702
Other liabilities	1,495	380
Net cash used in operating activities	(49,351)	(30,798)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,808)	(780)
Purchases of intangible assets	(152)	—
Capitalization of internal-use software	(2,574)	(1,013)
Purchases of investments	(852,991)	—
Cash paid for acquisition, net of cash and restricted cash acquired	—	(3,449)
Net cash used in investing activities	(858,525)	(5,242)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(186)	(1,826)
Proceeds from exercise of stock options	5,090	3,743
Net cash provided by financing activities	4,904	1,917
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,289
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(902,972)	(32,834)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	1,672,051	399,112
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$769,079	$366,278
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5	$263
Income taxes refunded, net of payments	$(184)	$(20)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$787	$123
Property and equipment purchased but not yet paid	$1,277	$595
Vesting of early exercised stock options	$18	$17
Deferred offering costs accrued but not yet paid	$—	$1,045
Issuance of common stock and assumed equity awards in connection with acquisition	$—	$120,319
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission, (SEC), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.
In management’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which reflect all normal recurring adjustments necessary to present fairly the results for the interim periods, but are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the three months ended April 30, 2022, as compared to the use of estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue by geography, see Note 3.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of April 30,	As of January 31
	2022	2022
Cash and cash equivalents	$766,101	$1,669,304
Restricted cash, non-current	2,978	2,747
	$769,079	$1,672,051
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized in accordance with Accounting Standards Codification Topic 606 as if the acquirer had originated the contracts. Previously, contract assets and contract liabilities were measured at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this guidance on February 1, 2022, which did not have a material impact on our condensed consolidated financial statements.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2022		Three Months Ended April 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
United States	$52,557	67%	$26,176	70%
International	25,698	33	11,219	30
Total	$78,255	100%	$37,395	100%

No single country other than the United States represented 10% or more of our revenue during the three months ended April 30, 2022 and 2021.
The following table summarizes revenue by sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2022		Three Months Ended April 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$71,454	91%	$34,112	91%
Direct customers	6,801	9	3,283	9
Total	$78,255	100%	$37,395	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
receivable included within accounts receivable, net on the condensed consolidated balance sheets was $1.8 million and $1.5 million as of April 30, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $275.6 million and $262.0 million as of April 30, 2022 and January 31, 2022, respectively. We recognized revenue of $60.0 million and $29.1 million during the three months ended April 30, 2022 and 2021, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of April 30, 2022, our remaining performance obligations were $372.6 million, of which we expect to recognize 83% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three months ended April 30, 2022 and 2021.
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following table summarizes information about our cash and cash equivalents, and short-term investments by investment category (in thousands):

	As of April 30, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash		$26,991	$—	$—	$26,991
Money market funds	Level 1	592,161	—	—	592,161
Commercial paper	Level 2	74,969	—	(9)	74,960
U.S. Treasury securities	Level 1	71,989	—	—	71,989
Total cash and cash equivalents		$766,110	$—	$(9)	$766,101
Short-term investments:
Certificates of deposit	Level 2	$357	$—	$—	$357
Commercial paper	Level 2	367,072	—	(498)	366,574
Corporate notes and bonds	Level 2	47,333	—	(200)	47,133
U.S. Treasury securities	Level 1	435,879	1	(518)	435,362
U.S. agency securities	Level 2	2,005	—	(13)	1,992
Total short-term investments		$852,646	$1	$(1,229)	$851,418
As of April 30, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three months ended April 30, 2022 and 2021, we did not recognize any losses on our investments due to credit related factors. As of January 31, 2022, the aggregate fair value of our cash equivalents and short-term investments approximated amortized cost and, as such, there were no unrealized gains or losses, either individually or in the aggregate.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of April 30, 2022 and January 31, 2022, our cash and cash equivalents had contractual maturities of three months or less and short-term investments had contractual maturities within one year of each respective date.
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,641,642	$—	$—	$1,641,642
Short-term investments:
Certificates of deposit	—	374	—	374
Total assets measured and recorded at fair value	$1,641,642	$374	$—	$1,642,016
There were no transfers between the levels of the fair value hierarchy during the three months ended April 30, 2022 and 2021.
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Developed technology	$15,500	$15,500
Customer relationship	1,500	1,500
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,246	1,094
Total finite-lived intangible assets	19,046	18,894
Less: accumulated amortization	(4,171)	(3,342)
Total finite-lived intangible assets, net	$14,875	$15,552
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$15,130	$15,807
Amortization expense of intangible assets was $0.8 million and $0.7 million for the three months ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2023	$2,572
2024	2,598
2025	2,373
2026	2,361
2027	2,361
Thereafter	2,610
Total	$14,875

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue	$1,848	$383
Research and development	10,463	7,139
Sales and marketing	7,096	2,047
General and administrative	12,223	3,868
Total	$31,630	$13,437
Restricted Stock Units
A summary of our restricted stock unit (RSU) activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2022	1,770,304	$52.51
Granted	4,510,717	$39.68
Released	(26,630)	$51.06
Forfeited	(105,238)	$45.79
Outstanding as of April 30, 2022	6,149,153	$43.24
As of April 30, 2022, we had unrecognized stock-based compensation expense related to unvested RSUs of $242.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.6 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2022	42,422,473	$4.30
Granted	—	$—
Exercised	(2,018,597)	$2.52
Forfeited	(479,224)	$5.55
Outstanding as of April 30, 2022	39,924,652	$4.37
Vested and exercisable as of April 30, 2022	18,831,095	$2.83

As of April 30, 2022, we had unrecognized stock-based compensation expense related to unvested options of $137.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.
Milestone Options
In March 2021, we granted options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of our initial public offering (IPO) (the performance-based vesting condition) and the achievement of certain milestone events and our share

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
During the three months ended April 30, 2022, we recorded $0.9 million of stock-based compensation expense related to these milestone options. During the three months ended April 30, 2021, we did not recognize any stock-based compensation expense associated with these options as the occurrence of our IPO was not deemed probable until consummated. As of April 30, 2022, we had unrecognized stock-based compensation expense related to these milestone options of $15.4 million that is expected to be recognized over the remaining vesting period of 4.3 years.
Restricted Common Stock
In connection with the acquisition of Scalyr, Inc, we granted 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During the three months ended April 30, 2022 and 2021, we recorded $2.1 million and $2.4 million, respectively, of stock-based compensation expense related to restricted common stock in connection with our acquisition of Scalyr. As of April 30, 2022, we had unrecognized stock-based compensation expense related to this restricted common stock of $6.6 million that is expected to be recognized over the remaining vesting period of 0.8 years.
Employee Stock Purchase Plan (ESPP)
The Company recognized stock-based compensation expense related to ESPP of $2.8 million during the three months ended April 30, 2022. No stock-based compensation expense related to ESPP was recognized during the three months ended April 30, 2021.
7.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (0.4)% and (0.2)% for the three months ended April 30, 2022 and 2021, respectively. We have incurred U.S. operating losses and have minimal profits or offsetting loss carryforwards in certain foreign jurisdictions.
8.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted common stock, RSUs, ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(89,834)	$(62,634)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	269,594,565	45,725,703
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.33)	$(1.37)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
	2022	2021
Redeemable convertible preferred stock	—	169,438,121
Stock options	41,235,372	49,719,846
Common stock warrants	—	954,884
Shares subject to repurchase	19,978	344,975
RSUs	1,535,588	—
ESPP	280,401	—
Restricted common stock	471,856	1,315,099
Contingently issuable shares	1,317,079	1,317,079
Total	44,860,274	223,090,004
9.COMMITMENTS AND CONTINGENCIES
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
BlackBerry Corp., et al. v. Kaylan Brown Coulter. On or about April 7, 2022, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Kaylan Brown Coulter, No. 22-cv-01249 (Vt. Super. Ct.) (Brown-Coulter Action) against Kaylan Brown Coulter, the wife of Chris Coulter (referenced above), alleging breach of non-disclosure and non-solicitation agreements, breach of covenant of good faith and fair dealing, breach of fiduciary duties, and civil conspiracy. While this is part of the same series of lawsuits by BlackBerry, we were not named in this action. On May 6, 2022, Ms. Brown-Coulter removed the case to the United States District Court for the District of Vermont, No. 5:22-cv-98 (D. Vt.). Shortly thereafter, on May 13, 2022, Ms. Brown-Coulter filed a motion to dismiss all claims under Federal Rule of Civil Procedure 12(b)(6). This motion is currently pending before the court.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2022 and January 31, 2022.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
10.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.5 million matching contributions for the three months ended April 30, 2022 and no matching contributions by us for the three months ended April 30, 2021.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. We recorded severance expenses related to these employees of $1.0 million and $0.8 million for the three months ended April 30, 2022 and 2021, respectively.
11.SUBSEQUENT EVENTS
On March 15, 2022, we signed a definitive merger agreement to acquire 100% of the issued and outstanding equity securities of Attivo Networks, Inc. (Attivo), an identity security and lateral movement protection company. The acquisition closed on May 3, 2022. The aggregate consideration transferred was comprised of $351.5 million in cash, 6,032,231 shares of our Class A common stock with an aggregate value of $195.9 million, and 378,828 assumed options to purchase shares of our Class A common stock. The total consideration will be allocated between purchase price consideration and post-acquisition compensation expense, as a portion of the equity to be received by certain Attivo employees subject to continuing service obligations. The total consideration to be issued in connection with the acquisition is subject to adjustment based on (i) purchase price adjustment provisions, (ii) continuing service obligations to the Company of certain stockholders of Attivo, and (iii) indemnification obligations of Attivo stockholders after the closing of the acquisition.
The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date, with the exception of contract assets and contract liabilities which will be measured in accordance with ASC 606. We are currently working on the preliminary purchase price allocation and expect it to be completed in the second quarter of fiscal year 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 7, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022 and January 31, 2023 are referred to herein as fiscal 2022 and fiscal 2023, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we,” “our,” "us," or similar terms refer to SentinelOne, Inc. and its subsidiaries.
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
Our Singularity XDR Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI detects anomalies that surface when multiple data feeds are correlated. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform makes it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats. We have extended our control and visibility planes beyond the traditional endpoint to unmanaged IoT devices.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2022, we had over 7,450 customers, increasing from over 4,700 customers as of April 30, 2021. We had 591 customers with ARR of $100,000 or more as of April 30, 2022, up from 277 as of April 30, 2021. As of April 30, 2022, no single end customer accounted for more than 3% of our ARR. We define ARR as the annualized revenue run rate of our subscription contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under subscription contracts with us. Our revenue outside of the United States represented 33% and 30% for the three months ended April 30, 2022 and 2021, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $78.3 million and $37.4 million for the three months ended April 30, 2022 and 2021, respectively, representing year-over-year growth of 109%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended April 30, 2022 and 2021 was $89.8 million and $62.6 million, respectively.
Attivo Acquisition
On March 15, 2022, we signed a definitive merger agreement to acquire 100% of the issued and outstanding equity securities of Attivo Networks, Inc. (Attivo), an identity security and lateral movement protection company. The acquisition closed on May 3, 2022. The aggregate consideration transferred was comprised of $351.5 million in cash, 6,032,231 shares of our Class A common stock with an aggregate value of $195.9 million, and 378,828 assumed options to purchase shares of our Class A common stock.
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
We cannot predict how long we will continue to experience the impact of the COVID-19 pandemic including any new variants, vaccine mandates, and further travel and office restrictions. Our operating results, cash flows, and financial condition have not been adversely affected to date. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, our operating results, cash flows, and financial condition could be adversely affected. In addition, in response to the spread of COVID-19, we previously required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. Most of our employees continue to work remotely and we have slowly opened up our offices at minimal capacity, subject to local COVID-19 restrictions. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
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

	As of April 30,
	2022	2021

	(in thousands)
Annualized recurring revenue (ARR)	$338,962	$161,323
ARR grew 110% year-over-year to $339.0 million as of April 30, 2022, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of April 30,
	2022	2021

Customers with ARR of $100,000 or more	591	277
Customers with ARR of $100,000 or more grew 113% year-over-year to 591 as of April 30, 2022, primarily due to new customers making purchases of greater than $100,000, and partly due to existing customers who made additional purchases.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate measures the percentage change in our ARR derived from our customer base at a point in time.

	As of April 30,
	2022	2021

Dollar-based net retention rate	131%	124%
Our dollar-based net retention rate was 131% as of April 30, 2022, driven by existing customers primarily from expansion of the number of endpoints, purchases of additional modules, and upgrades of subscription tiers.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Revenue	$78,255	$37,395
Cost of revenue(1)	27,139	18,283
Gross profit	51,116	19,112
Operating expenses:
Research and development(1)	45,881	27,820
Sales and marketing(1)	60,641	36,180
General and administrative(1)	34,890	16,724
Total operating expenses	141,412	80,724
Loss from operations	(90,296)	(61,612)
Interest income	1,087	23
Interest expense	(5)	(303)
Other income (expense), net	(291)	(593)
Loss before provision for income taxes	(89,505)	(62,485)
Provision for income taxes	329	149
Net loss	$(89,834)	$(62,634)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$1,848	$383
Research and development	10,463	7,139
Sales and marketing	7,096	2,047
General and administrative	12,223	3,868
Total stock-based compensation expense	$31,630	$13,437

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	35	49
Gross profit	65	51
Operating expenses:
Research and development	59	74
Sales and marketing	77	97
General and administrative	45	45
Total operating expenses	181	216
Loss from operations	(115)	(165)
Interest income	1	—
Interest expense	—	(1)
Other income (expense), net	—	(2)
Loss before provision for income taxes	(114)	(167)
Provision for income taxes	—	—
Net loss	(115)%	(167)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$78,255	$37,395	$40,860	109%
Revenue increased by $40.9 million primarily due to the expansion of our customer base, which grew over 55% as compared to the same period last year. We also experienced increased purchases from our existing customers as they expand the number of endpoints, purchase additional modules from us, and upgrade subscription tiers, as evidenced by our dollar-based net retention rate of 131% as of April 30, 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$27,139	$18,283	$8,856	48%
Gross profit	$51,116	$19,112	$32,004	167%
Gross margin	65%	51%
Cost of revenue increased by $8.9 million primarily due to an increase of $5.0 million in allocated overhead costs and higher third-party cloud infrastructure expenses of $3.3 million from increased data usage. Gross margin increased to 65%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$45,881	$27,820	$18,061	65%
Research and development expenses increased by $18.1 million primarily due to an increase in personnel-related expenses of $8.2 million, including an increase of $3.3 million related to stock-based compensation expense as a result of increased headcount, and an increase of $7.3 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$60,641	$36,180	$24,461	68%
Sales and marketing expenses increased by $24.5 million primarily due to an increase in personnel-related expenses of $19.4 million, including an increase of $5.0 million in stock-based compensation expense as a result of increased headcount and an increase of $3.9 million in commission expense as a result of an increase in sales year over year. In addition, there was an increase in allocated overhead costs of $2.2 million, with the remaining increase primarily the result of increased travel as COVID-19 travel restrictions ease.

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$34,890	$16,724	$18,166	109%
General and administrative expenses increased by $18.2 million primarily due to an increase in personnel-related expenses of $13.4 million, including an increase of $8.4 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $2.3 million due to costs incurred related to due diligence and planning associated with our Attivo acquisition which closed in May 2022, with the remaining increase primarily the result of additional operating costs as a public company and software subscription services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$1,087	$23	$1,064	4626%
Interest expense	$(5)	$(303)	$298	(98)%
Other income (expense), net	$(291)	$(593)	$302	(51)%
Interest income increased $1.1 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The decrease in other income (expense), net is primarily due to net foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended April 30,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$329	$149	$180	121%
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
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $711.5 million and $621.7 million as of April 30, 2022 and January 31, 2022, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of April 30, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $1.6 billion and $1.7 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(49,351)	$(30,798)
Net cash used in investing activities	$(858,525)	$(5,242)
Net cash provided by financing activities	$4,904	$1,917
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
Cash used in operating activities during the three months ended April 30, 2022 was $49.4 million, primarily consisting of our net loss of $89.8 million, and $2.2 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $42.7 million. The main drivers of the changes in operating assets and liabilities were a $21.5 million decrease in accrued payroll and benefits, a $9.3 million increase in deferred contract acquisition costs, a $5.2 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs. These amounts were partially offset by a $14.8 million decrease in accounts receivable due to timing of cash received from customers, a $13.6 million increase in deferred revenue resulting primarily from increased subscription contracts, a $5.1 million increase in accounts payable due to timing of invoices received from vendors.
Cash used in operating activities during the three months ended April 30, 2021 was $30.8 million, primarily consisting of our net loss of $62.6 million, adjusted for non-cash items of $19.6 million and net cash inflows of $12.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $9.7 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $6.3 million decrease in accounts receivable due to payment from customers. These amounts were partially offset by a $5.5 million increase in deferred contract acquisition costs.
Investing Activities
Cash used in investing activities during the three months ended April 30, 2022 was $858.5 million, consisting of $853.0 million of investment purchases, $2.8 million of purchases of property and equipment to support additional office facilities, and $2.6 million of capitalized internal-use software costs.
Cash used in investing activities during the three months ended April 30, 2021 was $5.2 million, consisting of $3.4 million of net cash paid for the acquisition of Scalyr, $1.0 million of capitalized internal-use software costs and $0.8 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2022 was $4.9 million, consisting of $5.1 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
Cash provided by financing activities during the three months ended April 30, 2021 was $1.9 million, consisting of $3.7 million of proceeds from the exercise of employee stock options, partially offset by a $1.8 million repayment of our term loan.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.

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
Interest Rate Risk
As of April 30, 2022, we had $1.6 billion of cash, cash equivalents, and short-term investments, which consist of money market funds, certificates of deposit, corporate notes and bonds and U.S. government securities. We also had $3.0 million of restricted cash as of April 30, 2022, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 9 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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
Risks Related to Our Business and Industry
◦We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
◦We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
◦We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
◦Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
◦A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
◦Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely affect our business, operating results, and financial condition.
◦Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
◦If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, we may not be able to sustain revenue growth, and we may not achieve or maintain profitability in the future.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our initial public offering (IPO), including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 90% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $89.8 million and $62.6 million for the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $711.5 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow or decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
Our competitors and potential competitors include the following:
•endpoint security providers, such as CrowdStrike Holdings, Inc. and VMware Inc.;
•legacy anti-virus providers such as Trellix, Symantec (a subsidiary of Broadcom, Inc.), and Microsoft Corporation; and
•providers of general network security products and services who offer a broad portfolio of solutions, such as Palo Alto Networks, Inc.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks for all kinds. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. The conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security or an attack against our platform could impact our networks or the networks of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. The COVID-19 pandemic may have generally increased the attack surface available to criminals, as companies and individuals work online and remotely, which has increased the risk of a successful cyber security attack. We have accordingly increased our investments in protective measures and risk mitigation strategies. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. Protecting our own assets has become more expensive from a dollar investment and time perspective
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (U.K. GDPR) (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.
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
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, due to the Russian invasion three could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in fiscal 2022 we acquired Scalyr, a data analytics company, and invested in certain private companies. In May 2022, we acquired Attivo Networks, Inc. or Attivo, a security and lateral movement protection company. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
We have, and may in the future have, to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
Our platform is hosted through Amazon Web Services (AWS). Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by AWS, and currently our cloud service infrastructure is run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could adversely affect our business, operating results and financial condition.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 91% and 91% of our revenue for the three months ended April 30, 2022 and 2021, respectively. Our two largest channel partners for the three months ended April 30, 2022 and 2021 were Exclusive Networks and SHI International Corp. We generated 18% and 17% of our revenue from Exclusive Networks for the three months ended April 30, 2022 and 2021, respectively. We generated 8% and 10% of our revenue from SHI International for the three months ended April 30, 2022 and 2021, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks and SHI International, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although SentinelOne is currently FedRAMP certified, such certification is costly to maintain and subject to rigorous compliance and if we lose our certification, it would restrict our ability to sell to government customers;
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shut downs, war, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 850 employees as of April 30, 2021, to over 1,400 employees as of April 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion..

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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russia's invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The United States and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the United States and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
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
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. Wmay be subject to future investigations and legal proceedings by the FTC or other regulators. A such, it is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. As a result of becoming a public company, our management is required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K.
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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended (or the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. Recently, in the United States, Congress and the Biden administration proposed legislation to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as add new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). Due to the large and expanding scale of our international business activities, these types of changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
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
We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities with respect to past or future sales, that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, and financial condition.
We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales because we have been advised that such taxes are not applicable to our services in certain jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may seek to impose incremental or new sales, use, value added, digital services, or assert other tax collection obligations on us that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may adversely affect our results of operations.
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
We are expanding our international operations and staff to support our business and growth in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our intercompany transactions, international business activities, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Furthermore, increases in tax rates, new or revised tax laws, and new interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, could result in an increase in our overall tax obligations which could adversely affect our business. Our intercompany relationships and intercompany transactions are subject to complex transfer pricing rules administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the United States, to our intercompany transactions, international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. In 2022, we began negotiating a bilateral Advance Pricing Agreement (APA) with the United States and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup utilization of our intellectual property among our group enterprises. An APA, if obtained, will provide us with a more predictable future business operating model, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. These transfer pricing matters may be significant to our consolidated financial statements. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We also believe that our assumptions, judgements, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgements or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest and penalties related thereto, which could be in excess of any reserves established therefor, and which could result in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
We may be audited in various jurisdictions, including in jurisdictions in which we are not currently filing, and such jurisdictions may assess new or additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euros. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total gross revenue of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, and

(vi) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act. We could be deemed a large accelerated filer as early as January 31, 2023.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine and the COVID-19 pandemic. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 90% of the voting power of our capital stock as of April 30, 2022, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, the holders of our outstanding Class B common stock hold approximately 90% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers, such as S&P Dow Jones, exclude companies with multi-class share structures from being added to certain of its indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the measures that we, our customers and governmental authorities have adopted, as described in detail elsewhere in these risk factors, have and could continue to have an adverse effect on our business and operating results. In addition, our growth rate may actually slow or decline once the impact of the COVID-19 pandemic tapers as people begin to return to offices and other workplaces. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as Russia’s invasion of Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Aardvark Acquisition Sub I, Inc., Aardvark Merger Sub II, LLC, Attivo Networks, Inc., and Fortis Advisors LLC, dated as of March 15, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________
±     Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and we agree to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.
¥ Certain portions of the exhibit have been omitted as permitted under Item 601(b)(2) of Regulation S-K.
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTINELONE, INC.

Date: June 1, 2022	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)