Form 10-Q
period 2022-07-31
SentinelOne, Inc.
filed 2022-08-31
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 26, 2022, the registrant had 205,756,251 shares of Class A common stock and 75,159,338 shares of Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	July 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$269,493	$1,669,304
Short-term investments	949,883	374
Accounts receivable, net	106,380	101,491
Deferred contract acquisition costs, current	30,894	27,546
Prepaid expenses and other current assets	33,348	18,939
Total current assets	1,389,998	1,817,654
Property and equipment, net	33,031	24,918
Operating lease right-of-use assets	25,270	23,884
Deferred contract acquisition costs, non-current	44,429	41,022
Intangible assets, net	159,677	15,807
Goodwill	540,308	108,193
Restricted cash, non-current	64,207	2,747
Other assets	8,174	7,956
Total assets	$2,265,094	$2,042,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,469	$9,944
Accrued liabilities	31,913	22,657
Accrued payroll and benefits	38,576	61,150
Operating lease liabilities, current	4,004	4,613
Deferred revenue, current	244,207	182,957
Total current liabilities	333,169	281,321
Deferred revenue, non-current	100,844	79,062
Operating lease liabilities, non-current	25,261	24,467
Other liabilities	66,004	6,543
Total liabilities	525,278	391,393
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of July 31, 2022 and January 31, 2022, and no shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 205,329,881 and 162,666,515 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	20	16
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 75,246,506 and 107,785,100 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	8	11
Additional paid-in capital	2,549,614	2,271,980
Accumulated other comprehensive income (loss)	(2,013)	454
Accumulated deficit	(807,813)	(621,673)
Total stockholders’ equity	1,739,816	1,650,788
Total liabilities and stockholders’ equity	$2,265,094	$2,042,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$102,505	$45,750	$180,760	$83,145
Cost of revenue	36,261	18,788	63,400	37,071
Gross profit	66,244	26,962	117,360	46,074
Operating expenses:
Research and development	54,989	31,037	100,870	58,857
Sales and marketing	79,000	40,970	139,641	77,150
General and administrative	40,447	22,110	75,337	38,834
Total operating expenses	174,436	94,117	315,848	174,841
Loss from operations	(108,192)	(67,155)	(198,488)	(128,767)
Interest income	3,222	21	4,309	44
Interest expense	(607)	(479)	(612)	(782)
Other income (expense), net	427	(373)	136	(966)
Loss before provision for income taxes	(105,150)	(67,986)	(194,655)	(130,471)
Provision for income taxes	(8,844)	177	(8,515)	326
Net loss	$(96,306)	$(68,163)	$(186,140)	$(130,797)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.57)	$(0.68)	$(1.59)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	277,417,227	120,520,061	273,424,105	82,394,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(96,306)	$(68,163)	$(186,140)	$(130,797)
Other comprehensive income (loss):
Change in unrealized losses on investments	(1,230)	—	(2,467)	—
Foreign currency translation adjustments	—	100	—	290
Total comprehensive loss	$(97,536)	$(68,063)	$(188,607)	$(130,507)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Three Months Ended July 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of April 30, 2022	—	$—	272,496,624	$27	$2,309,505	$(783)	$(711,507)	$1,597,242
Issuance of common stock upon exercise of stock options	—	—	1,350,556	—	3,291	—	—	3,291
Vesting of restricted stock units	—	—	291,442	—	—	—	—	—
Issuance of common stock under employee purchase plan	—	—	405,534	—	8,682	—	—	8,682
Issuance of common stock in connection with acquisition	—	—	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	—	—	41,804	—	—	41,804
Other comprehensive income (loss)	—	—	—	—	—	(1,230)	—	(1,230)
Net loss	—	—	—	—	—	—	(96,306)	(96,306)
Balance as of July 31, 2022	—	$—	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816

	Three Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	167,058,113	$621,139	50,504,590	$3	$166,974	$355	$(413,206)	$(245,874)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	1,975,381	—	2,617	—	—	2,617
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	537	—	—	537
Stock-based compensation	—	—	—	—	24,152	—	—	24,152
Issuance of restricted stock for services provided	—	—	—	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	(68,163)	(68,163)
Balances as of July 31, 2021	—	$—	264,886,692	$17	$2,196,865	$455	$(481,369)	$1,715,968

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Six Months Ended July 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of stock options	—	—	3,369,153	—	8,381	—	—	8,381
Vesting of restricted stock units	—	—	317,854	—	—	—	—	—
Issuance of common stock under employee purchase plan	—	—	405,534	—	8,682	—	—	8,682
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Issuance of common stock in connection with acquisition	—	—	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	—	—	74,221	—	—	74,221
Other comprehensive income (loss)	—	—	—	—	—	(2,467)	—	(2,467)
Net loss	—	—	—	—	—	—	(186,140)	(186,140)
Balance as of July 31, 2022	—	$—	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data) (unaudited)

	Six Months Ended July 31, 2021
	Redeemable Convertible Preferred Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	4,625,342	—	5,827	—	—	5,827
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	554	—	—	554
Issuance of common stock assumed in connection with acquisition	—	—	7,277,214	1	120,318	—	—	120,319
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock-based compensation	—	—	—	—	37,712	—	—	37,712
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	290	—	290
Net loss	—	—	—	—	—	—	(130,797)	(130,797)
Balances as of July 31, 2021	—	$—	264,886,692	$17	$2,196,865	$455	$(481,369)	$1,715,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended July 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(186,140)	$(130,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,794	3,637
Amortization of deferred contract acquisition costs	32,532	9,087
Non-cash operating lease costs	1,609	1,408
Stock-based compensation expense	72,631	34,830
Other	(1,619)	105
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	480	(10,339)
Prepaid expenses and other assets	(9,151)	(11,190)
Deferred contract acquisition costs	(39,287)	(16,477)
Accounts payable	6,094	(5,108)
Accrued liabilities	4,148	6,559
Accrued payroll and benefits	(23,669)	6,864
Operating lease liabilities	(2,737)	(1,919)
Deferred revenue	31,285	37,707
Other liabilities	(8,447)	2,842
Net cash used in operating activities	(111,477)	(72,791)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,101)	(1,685)
Purchases of intangible assets	(194)	—
Capitalization of internal-use software	(6,028)	(2,852)
Purchases of short-term investments	(1,243,594)	—
Maturities of short-term investments	291,845	—
Cash paid for acquisition, net of cash and restricted cash acquired	(281,032)	(3,449)
Net cash used in investing activities	(1,243,104)	(7,986)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(186)	(5,068)
Repayment of debt	—	(20,000)
Proceeds from exercise of stock options	8,382	5,827
Proceeds from issuance of common stock under the employee stock purchase plan	8,682	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	—	1,388,563
Net cash provided by financing activities	16,878	1,369,322
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,146
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,337,703)	1,289,691
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	1,672,051	399,112
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$334,348	$1,688,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8	$403
Income taxes paid (refunded), net of payments	$(69)	$74
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$1,590	$2,882
Property and equipment purchased but not yet paid	$836	$93
Internal-use software capitalized but not yet paid	$383	$—
Vesting of early exercised stock options	$18	$544
Deferred offering costs accrued but not yet paid	$—	$2,535
Issuance of common stock and assumed equity awards in connection with acquisition	$186,332	$120,319
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$621,139
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the six months ended July 31, 2022, as compared to the use of estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31
	2022	2022
Cash and cash equivalents	$269,493	$1,669,304
Restricted cash, current	648	—
Restricted cash, non-current	64,207	2,747
	$334,348	$1,672,051
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized in accordance with Accounting Standards Codification Topic 606 as if the acquirer had originated the contracts. Previously, contract assets and contract liabilities were measured at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this guidance on February 1, 2022, which did not have a material impact at the time of adoption on our condensed consolidated financial statements.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2022		Three Months Ended July 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
United States	$68,392	67%	$31,207	68%
International	34,113	33	14,543	32
Total	$102,505	100%	$45,750	100%

	Six Months Ended July 31, 2022		Six Months Ended July 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
United States	$120,948	67%	$57,383	69%
International	59,812	33	25,762	31
Total	$180,760	100%	$83,145	100%
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2022 and 2021.
The following table summarizes revenue by sales channel for the periods presented (in thousands, except percentages):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended July 31, 2022		Three Months Ended July 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$92,785	91%	$42,126	92%
Direct customers	9,720	9	3,624	8
Total	$102,505	100%	$45,750	100%

	Six Months Ended July 31, 2022		Six Months Ended July 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$164,237	91%	$76,238	92%
Direct customers	16,523	9	6,907	8
Total	$180,760	100%	$83,145	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $7.1 million and $1.5 million as of July 31, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $345.1 million and $262.0 million as of July 31, 2022 and January 31, 2022, respectively. We recognized revenue of $55.4 million and $24.5 million during the three months ended July 31, 2022 and 2021, respectively, and $115.4 million and $53.6 million during the six months ended July 31, 2022 and 2021, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of July 31, 2022, our remaining performance obligations were $444.7 million, of which we expect to recognize 84% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three and six months ended July 31, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following table summarizes information about our cash and cash equivalents, and short-term investments by investment category (in thousands):

	As of July 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$34,662	$—	$—		$34,662
Money market funds	Level 1	224,854	—	—		224,854
Corporate notes and bonds	Level 2	5,001	—	(2)		4,999
U.S. agency securities	Level 2	4,982	—	(4)		4,978
Total cash and cash equivalents		$269,499	$—	$(6)		$269,493
Short-term investments:						—
Commercial paper	Level 2	452,520	—	(1,278)		451,242
Corporate notes and bonds	Level 2	34,276	—	(168)		34,108
U.S. agency securities	Level 2	91,380	4	(309)		91,075
U.S. Treasury securities	Level 1	374,167	37	(746)		373,458
Total short-term investments		$952,343	$41	$(2,501)		$949,883

Liabilities
Other liabilities
Indemnity Escrow	Level 2	$61,264	$—	$(3,022)	1	$58,242
Total other liabilities		$61,264	$—	$(3,022)		$58,242
_______________________
(1) Represents imputed interest
As of July 31, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2022 and 2021, we did not recognize any losses on our investments due to credit related factors. As of July 31, 2022, the aggregate fair value of our cash equivalents and short-term investments approximated amortized cost and, as such, there were no unrealized gains or losses, either individually or in the aggregate.
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
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
On May 3, 2022, we acquired 100% of the issued and outstanding equity securities (the Acquisition) of Attivo Networks, Inc. (Attivo), an identity security and lateral movement protection company. Attivo expands our coverage of critical attack surfaces. Identity is an adjacent security solution that complements our core endpoint solution. The Acquisition closed on May 3, 2022 and has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.
We had post-combination expense with a fair value of $32.9 million that was not included in the total purchase consideration, which is comprised of 307,396 of restricted common stock with an aggregate fair value of $10.0 million, and 378,828 assumed options with an aggregate fair value of $11.5 million. Restricted common stock and assumed options will be recognized as stock-based compensation expense. In addition, in connection with the acquisition, certain employees who were promised compensation related to their previous employment agreements will be paid $11.4 million in cash based on continued employment which will be recognized on a straight-line basis as acquisition-related compensation costs. All post-combination expense is expected to be recognized through May 2026. Post-combination compensation expense is subject to adjustment based on continuing service obligations to the Company of certain stockholders of Attivo.
In connection with the Acquisition, we also granted restricted stock units (RSUs) and performance share units (PSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 7. Stock-Based Compensation.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the preliminary allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Consideration
Cash	$348,917
Common Stock (6,032,231 shares)(1)	185,885
Fair value of total consideration transferred	$534,802

Cash and cash equivalents	$8,836
Accounts receivable	4,867
Prepaid expense and other current assets	3,880
Operating lease right-of-use assets	260
Intangible assets	151,900
Accrued liabilities	(4,270)
Accrued payroll and benefits	(1,113)
Operating lease liabilities	(259)
Deferred revenue	(51,746)
Other liabilities	(2,357)
Deferred tax liability	(7,310)
Total identifiable net assets	102,688
Goodwill	432,114
Total purchase consideration	$534,802
(1) Consideration calculated using the fair value of the Company’s common stock
The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date.
The excess of the purchase price over the fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits resulting from the acquisition that will enhance the value of our product for both new and existing customers and strengthen our competitive position. Goodwill is not deductible for tax purposes.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the preliminary amounts allocated to the intangible assets identified and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$77,600	10
Developed technology	63,200	5
Backlog	11,100	2
Total intangible assets acquired	$151,900
The preliminary fair value assigned to customer relationships was determined using the multi-period excess earnings method of the income approach. The fair value assigned to developed technology was determined using the relief from royalty method under the income approach. The fair value assigned to backlog was determined using the multi-period excess earnings method of the income approach. The intangible assets acquired are expected to be amortized over their useful lives on a straight-line basis.
Aside from $61.0 million, net, within restricted cash on the condensed consolidated balance sheet, held in an indemnity escrow expected to be paid out within 15 months of the Acquisition, there are no other contingent consideration or cash consideration expected to be paid out subsequent to the Acquisition. The indemnity escrow is carried at fair value within other liabilities in our condensed consolidated balance sheet. The results of operations of Attivo have been included in our condensed consolidated financial statements from the date of the Acquisition.
We have incurred $3.3 million and $5.5 million of transaction expenses in connection with the Acquisition during the three and six months ended July 31, 2022, respectively. $1.0 million and $3.2 million of these costs were recorded as general and administrative expenses in our condensed consolidated statements of operations during the three and six months ended July 31, 2022, respectively, with the remainder allocated to purchase price consideration.
Our consolidated statements of operations from the date of the Acquisition to the period ended July 31, 2022 includes revenue and net loss of Attivo of $9.3 million and $(9.3) million, respectively.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the Acquisition occurred on February 1, 2021 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$102,706	$52,741	$188,264	$96,279
Net loss	$(100,853)	$(82,240)	$(208,032)	$(154,714)
The unaudited supplemental pro forma results reflect certain adjustments for the amortization of acquired intangible assets, recognition of stock-based compensation, acquisition-related transaction expenses, and acquisition-related compensation costs. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Acquisition been completed on the date indicated, nor is it indicative of our future operating results.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Developed technology	$78,700	$15,500
Customer relationship	79,100	1,500
Backlog	11,100	—
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,288	1,094
Total finite-lived intangible assets	170,988	18,894
Accumulated amortization - developed technology	(6,447)	(2,165)
Accumulated amortization - customer relationship	(3,060)	(734)
Accumulated amortization - backlog	(1,397)	—
Accumulated amortization - non-compete agreements	(319)	(212)
Accumulated amortization - trademarks	(111)	(73)
Accumulated amortization - patents	(232)	(158)
Less: total accumulated amortization	(11,566)	(3,342)
Total finite-lived intangible assets, net	$159,422	$15,552
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$159,677	$15,807
Amortization expense of intangible assets was $7.3 million and $0.9 million for the three months ended July 31, 2022 and 2021, respectively, and $8.0 million and $1.6 million for the six months ended July 31, 2022 and 2021, respectively.
As of July 31, 2022, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2023	$14,788
2024	28,532
2025	24,187
2026	22,753
2027	22,753
Thereafter	46,409
Total	$159,422
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$2,399	$840	$4,247	$1,223
Research and development	13,495	8,823	23,958	15,962
Sales and marketing	9,715	3,905	16,811	5,952
General and administrative	15,392	7,825	27,615	11,693
Total	$41,001	$21,393	$72,631	$34,830
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2022	1,770,304	$52.51
Granted	7,464,181	$33.76
Released	(317,854)	$40.74
Forfeited	(214,093)	$42.51
Outstanding as of July 31, 2022	8,702,538	$37.12
As of July 31, 2022, we had unrecognized stock-based compensation expense related to unvested RSUs of $289.3 million that is expected to be recognized on ratably over a weighted-average period of 3.4 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2022	42,422,473	$4.30
Granted	—	$—
Exercised	(3,369,153)	$2.49
Forfeited	(717,964)	$5.40
Assumed options from Attivo acquisition	378,828	$1.31
Outstanding as of July 31, 2022	38,714,184	$4.41
Expected to vest as of July 31, 2022	38,714,184	$4.41
Vested and exercisable as of July 31, 2022	20,030,216	$3.04
As of July 31, 2022, we had unrecognized stock-based compensation expense related to unvested options of $134.1 million that is expected to be recognized on ratably over a weighted-average period of 2.4 years.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three and six months ended July 31, 2022, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense related to these milestone options. During the three and six months ended July 31, 2021, we recorded $1.2 million of stock-based compensation expense. As of July 31, 2022, we had unrecognized stock-based compensation expense related to these milestone options of $14.5 million that is expected to be recognized over the remaining vesting period of 4.1 years.
Performance Share Units
In connection with the acquisition of Attivo, we granted 71,003 shares of performance share units (PSUs) subject to service-based and performance-based vesting conditions. These PSUs will vest 100% upon the achievement of certain financial performance and integration milestone events, subject to the employees’ continued service to us from the grant date through the milestone events or target dates.
During the three and six months ended July 31, 2022, we recorded $0.2 million of stock-based compensation expense related to these PSUs. As of July 31, 2022, we had unrecognized stock-based compensation expense related to these PSUs of $1.4 million that is expected to be recognized over the remaining vesting period of 1.4 years.
Restricted Common Stock
In connection with the acquisition of Attivo, restricted common stock was issued to Attivo employees. See Note 5, Acquisitions, in the notes to our condensed consolidated financial statements for more information regarding these restricted common stock.
In connection with the acquisition of Scalyr, Inc. (Scalyr), we issued 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During the three and six months ended July 31, 2022, we recorded $2.1 million and $4.2 million, respectively, of stock-based compensation expense related to restricted common stock in connection with our acquisition of Scalyr. During the three and six ended July 31, 2021, we recorded $3.1 million and $5.5 million, respectively, of stock-based compensation expense. As of July 31, 2022, we had unrecognized stock-based compensation expense related to this restricted common stock of $4.4 million that is expected to be recognized over the remaining vesting period of 0.5 years.
Employee Stock Purchase Plan (ESPP)
The Company recognized stock-based compensation expense related to ESPP of $3.8 million and $6.5 million, respectively, during the three and six months ended July 31, 2022. The Company recognized stock-based compensation expense related to ESPP of $1.0 million during both the three and six months ended July 31, 2021.
During the three months ended July 31, 2022 we recorded $0.2 million in expense related to modification of our ESPP as a result of the decrease in our stock price which triggered a reset of the ESPP offering period in accordance with our plan. We expect to record a total of $1.3 million in expense related to this modification through the second quarter of 2024.
Attivo Acquisition
In connection with the Acquisition, we granted 539,795 shares of restricted stock units (RSUs) under our 2021 Equity Incentive Plan that will vest over a period of 3 years contingent on continued employment of certain Attivo employees, for which stock-based compensation expense will be recognized ratably over the vesting period.
Attivo Equity Incentive Plan
In connection with our acquisition of Attivo Networks which closed in May 2022, we assumed unvested stock options that were granted under the Attivo 2011 Equity Incentive Plan ("Attivo Plan"). We do not intend to grant any additional shares under the Attivo Plan and the Attivo Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired,

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
canceled, forfeited or repurchased under the Attivo Plan will be automatically transferred to the Company’s 2021 Equity Incentive Plan and be available for issuance as Class A common stock.
8.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of 8.4% and (0.3)% for the three months ended July 31, 2022 and 2021, respectively, and 4.4% and (0.2)% for the six months ended July 31, 2022 and 2021, respectively. We have incurred U.S. operating losses and have minimal profits or offsetting loss carryforwards in certain foreign jurisdictions.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the Attivo business combination, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022
9.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted common stock, RSUs, PSUs, ESPP, and early exercised stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(96,306)	$(68,163)	$(186,140)	$(130,797)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	277,417,227	120,520,061	273,424,105	82,394,440
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.57)	$(0.68)	$(1.59)

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,
	2022	2021
Stock options	38,316,073	48,385,470
Shares subject to repurchase	298,374	63,492
RSUs and PSUs	1,343,582	346,483
ESPP	109,217	85,827
Restricted common stock	405,620	1,315,099
Contingently issuable shares	1,317,079	1,317,079
Total	41,789,945	51,513,450
10.COMMITMENTS AND CONTINGENCIES
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2022 and January 31, 2022.

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
11.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.9 million and $1.4 million, respectively, matching contributions for the three and six months ended July 31, 2022, and no matching contributions by us for the three and six months ended July 31, 2021.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. We recorded severance expenses related to these employees of $1.0 million and $1.0 million for the three months ended July 31, 2022 and 2021, respectively, $2.0 million and $1.8 million for the six months ended July 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 7, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022 and January 31, 2023 are referred to herein as fiscal 2022 and fiscal 2023, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we,” “our,” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2022, we had over 8,600 customers, increasing from over 5,400 customers as of July 31, 2021. We had 755 customers with annualized run rate, or ARR, of $100,000 or more as of July 31, 2022, up from 348 as of July 31, 2021. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of July 31, 2022, no single end customer accounted for more than 4% of our ARR. Our revenue outside of the United States represented 33% and 32% for the three months ended July 31, 2022 and 2021, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $102.5 million and $45.8 million for the three months ended July 31, 2022 and 2021, respectively, representing year-over-year growth of 124%. Our revenue was $180.8 million and $83.1 million for the six months ended July 31, 2022 and 2021, respectively, representing year-over-year growth of 117%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2022 and 2021 was $96.3 million and $68.2 million, respectively, and our net loss for the six months ended July 31, 2022 and 2021 was $186.1 million and $130.8 million, respectively.
Attivo Acquisition
On March 15, 2022, we signed a definitive merger agreement to acquire 100% of the issued and outstanding equity securities of Attivo Networks, Inc., or Attivo, an identity security and lateral movement protection company. The acquisition closed on May 3, 2022. The aggregate consideration transferred was comprised of $351.5 million in cash, 6,032,231 shares of our Class A common stock with an aggregate value of $185.9 million, and 378,828 assumed options to purchase shares of our Class A common stock. For further details, see Note 5, Acquisitions, in the notes to our condensed consolidated financial statements.
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
We cannot predict how long we will continue to experience the impact of the COVID-19 pandemic including any new variants, vaccine mandates, and further travel and office restrictions. Our operating results, cash flows, and financial condition have not been adversely affected to date. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, our operating results, cash flows, and financial condition could be adversely affected. In addition, in response to the spread of COVID-19, we previously required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. Most of our employees continue to work remotely and we have slowly opened up our offices at minimal capacity. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.
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
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and capacity customers and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates.

	As of July 31,
	2022	2021

	(in thousands)
Annualized recurring revenue (ARR)	$438,640	$197,963
ARR grew 122% year-over-year to $438.6 million as of July 31, 2022, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of July 31,
	2022	2021

Customers with ARR of $100,000 or more	755	348
Customers with ARR of $100,000 or more grew 117% year-over-year to 755 as of July 31, 2022, primarily due to new customers making purchases of greater than $100,000, and partly due to existing customers who made additional purchases.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate measures the percentage change in our ARR derived from our customer base at a point in time.

	As of July 31,
	2022	2021

Dollar-based net retention rate	137%	129%
Our dollar-based net retention rate was 137% as of July 31, 2022, driven by existing customers primarily from expansion of the number of endpoints, purchases of additional modules, and upgrades of subscription tiers.
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
Interest expense consisted primarily of interest on borrowings associated with our now-terminated loan and security agreement, which was repaid in June 2021.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Revenue	$102,505	$45,750	$180,760	$83,145
Cost of revenue(1)	36,261	18,788	63,400	37,071
Gross profit	66,244	26,962	117,360	46,074
Operating expenses:
Research and development(1)	54,989	31,037	100,870	58,857
Sales and marketing(1)	79,000	40,970	139,641	77,150
General and administrative(1)	40,447	22,110	75,337	38,834
Total operating expenses	174,436	94,117	315,848	174,841
Loss from operations	(108,192)	(67,155)	(198,488)	(128,767)
Interest income	3,222	21	4,309	44
Interest expense	(607)	(479)	(612)	(782)
Other income (expense), net	427	(373)	136	(966)
Loss before provision for income taxes	(105,150)	(67,986)	(194,655)	(130,471)
Provision for income taxes	(8,844)	177	(8,515)	326
Net loss	$(96,306)	$(68,163)	$(186,140)	$(130,797)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,399	$840	$4,247	$1,223
Research and development	13,495	8,823	23,958	15,962
Sales and marketing	9,715	3,905	16,811	5,952
General and administrative	15,392	7,825	27,615	11,693
Total stock-based compensation expense	$41,001	$21,393	$72,631	$34,830

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	35	41	35	45
Gross profit	65	59	65	55
Operating expenses:
Research and development	54	68	56	71
Sales and marketing	77	90	77	93
General and administrative	39	48	42	47
Total operating expenses	170	206	175	210
Loss from operations	(106)	(147)	(110)	(155)
Interest income	3	—	2	—
Interest expense	(1)	(1)	—	(1)
Other income (expense), net	—	(1)	—	(1)
Loss before provision for income taxes	(103)	(149)	(108)	(157)
Provision for income taxes	(9)	—	(5)	—
Net loss	(94)%	(149)%	(103)%	(157)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$102,505	$45,750	$56,755	124%
Revenue increased by $56.8 million primarily due to the expansion of our customer base, which grew about 60% as compared to the same period last year. We also experienced increased purchases from our existing customers as they expand the number of endpoints, purchase additional modules from us, and upgrade subscription tiers, as evidenced by our dollar-based net retention rate of 137% as of July 31, 2022. We also had an increase due to revenue received from the Attivo acquisition, which closed in May 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$36,261	$18,788	$17,473	93%
Gross profit	$66,244	$26,962	$39,282	146%
Gross margin	65%	59%
Cost of revenue increased by $17.5 million primarily due to an increase of $7.1 million in allocated overhead costs, $4.8 million increase in amortization of acquired intangible assets in connection with Scalyr and Attivo, and higher third-party cloud infrastructure expenses of $5.2 million from increased data usage. Gross margin increased to 65%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$54,989	$31,037	$23,952	77%
Research and development expenses increased by $24.0 million primarily due to an increase in personnel-related expenses of $13.7 million, including an increase of $2.7 million related to stock-based compensation expense as a result of increased headcount, and an increase of $8.8 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$79,000	$40,970	$38,030	93%
Sales and marketing expenses increased by $38.0 million primarily due to an increase in personnel-related expenses of $24.8 million, including an increase of $5.8 million in stock-based compensation expense as a result of increased headcount and an increase of $3.5 million in commission expense as a result of an increase in sales year over year. In addition, there was an increase in marketing expenses of $5.5 million, allocated overhead costs of $2.6 million, and the remaining increase primarily the result of increased travel as COVID-19 travel restrictions ease.

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$40,447	$22,110	$18,337	83%
General and administrative expenses increased by $18.3 million primarily due to an increase in personnel-related expenses of $14.7 million, including an increase of $7.6 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $3.1 million due to costs incurred related to due diligence and planning associated with our Attivo acquisition which closed in May 2022, with the remaining increase primarily the result of additional operating costs as a public company and software subscription services.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$3,222	$21	$3,201	15243%
Interest expense	$(607)	$(479)	$(128)	27%
Other income (expense), net	$427	$(373)	$800	(214)%
Interest income increased $3.2 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The increase in other income (expense), net is primarily due to net foreign currency exchange gains.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$(8,844)	$177	$(9,021)	(5097)%
The provision for income taxes decreased primarily as a result of the application of our deferred tax assets with a full valuation allowance to net deferred tax liabilities of Attivo acquired intangibles.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the Attivo business combination, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022.

Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$180,760	$83,145	$97,615	117%
Revenue increased by $97.6 million, or 117%, from $83.1 million for the six months ended July 31, 2021 to $180.8 million for six months ended July 31, 2022, primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of fiscal 2022 and Attivo in the second quarter of fiscal 2023. The increase was primarily due to the ongoing demand for our platform and the expansion of our customer base, which grew about 60% as compared to the same period last year.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$63,400	$37,071	$26,329	71%
Gross profit	$117,360	$46,074	$71,286	155%
Gross margin	65%	55%
Cost of revenue increased by $26.3 million from $37.1 million for the six months ended July 31, 2021 to $63.4 million for six months ended July 31, 2022, primarily due to an increase of $12.1 million in allocated overhead costs, higher third-party cloud infrastructure expenses from increased data usage of $8.6 million, and a $5.1 million increase in amortization of acquired intangible assets in connection with the acquisition of Scalyr and Attivo. Gross margin increased from 55% for the six months ended July 31, 2021 to 65% for the six months ended July 31, 2022 due to cloud infrastructure expansion driven by fast customer adoption of our XDR platform, growth in support personnel, and higher stock-based compensation.

Research and Development

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$100,870	$58,857	$42,013	71%
Research and development expenses increased from $58.9 million for the six months ended July 31, 2021 to $100.9 million for six months ended July 31, 2022, primarily due to an increase in personnel-related expenses and allocations of overheads of $25.5 million, including an increase of $6.7 million related to stock-based compensation expense as a result of increased headcount, and an increase of $16.1 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$139,641	$77,150	$62,491	81%
Sales and marketing expenses increased from $77.2 million for the six months ended July 31, 2021 to $139.6 million for six months ended July 31, 2022, primarily due to an increase in personnel-related expenses of $44.2 million, including an increase of $10.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in allocated overhead costs of $4.8 million, marketing expenses of $3.4 million, and the remaining increase primarily the result of increased travel as COVID-19 travel restrictions ease and increased general consulting, technical, and outside services.
General and Administrative

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$75,337	$38,834	$36,503	94%
General and administrative expenses increased from $38.8 million for the six months ended July 31, 2021 to $75.3 million for six months ended July 31, 2022, primarily due to an increase in personnel-related expenses of $28.1 million, including an increase of $15.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $6.3 million due to costs incurred related to due diligence and planning associated with our Attivo acquisition which closed in May 2022.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$4,309	$44	$4,265	9693%
Interest expense	$(612)	$(782)	$170	(22)%
Other income (expense), net	$136	$(966)	$1,102	(114)%
Interest income increased $4.3 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense decreased due to the repayment and termination of the revolving line of credit in June 2021. The increase in other income (expense), net is primarily due to net foreign currency exchange gains.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$(8,515)	$326	$(8,841)	(2712)%
The provision for income taxes decreased primarily as a result of the application of our deferred tax assets with a full valuation allowance to net deferred tax liabilities of Attivo acquired intangibles.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the Attivo business combination, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022.
Liquidity and Capital Resources
In July 2021, upon completion of our IPO and the concurrent private placement, we received net proceeds of $1.4 billion, after deducting underwriters’ discounts and commissions and estimated offering expenses of $81.6 million. We did not pay any underwriting discounts or commissions with respect to shares that were sold in the private placement.
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $807.8 million and $621.7 million as of July 31, 2022 and January 31, 2022, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of July 31, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $1.2 billion and $1.7 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(111,477)	$(72,791)
Net cash used in investing activities	$(1,243,104)	$(7,986)
Net cash provided by financing activities	$16,878	$1,369,322

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
Cash used in operating activities during the six months ended July 31, 2022 was $111.5 million, primarily consisting of our net loss of $186.1 million, and $41.3 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $115.9 million. The main drivers of the changes in operating assets and liabilities were a $39.3 million increase in deferred contract acquisition costs, a $23.7 million decrease in accrued payroll and benefits, a $9.2 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs. These amounts were partially offset by a $0.5 million decrease in accounts receivable due to timing of cash received from customers, a $31.3 million increase in deferred revenue resulting primarily from increased subscription contracts, a $6.1 million increase in accounts payable due to timing of invoices received from vendors.
Cash used in operating activities during the six months ended July 31, 2021 was $72.8 million, primarily consisting of our net loss of $130.8 million, adjusted for non-cash items of $49.1 million and net cash inflows of $8.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $37.7 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $10.3 million decrease in accounts receivable due to payment from customers. These amounts were partially offset by a $16.5 million increase in deferred contract acquisition costs.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2022 was $1,243.1 million, consisting of $281.0 million of net cash paid for the acquisition of Attivo, $1,243.6 million of investment purchases, partially offset by $291.8 million of investment maturities, $4.1 million of purchases of property and equipment to support additional office facilities, and $6.0 million of capitalized internal-use software costs.
Cash used in investing activities during the six months ended July 31, 2021 was $8.0 million, consisting of $3.5 million of net cash paid for the acquisition of Scalyr, $2.8 million of capitalized internal-use software costs and $1.7 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2022 was $16.9 million, consisting of $8.7 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan, $8.4 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
Cash provided by financing activities during the six months ended July 31, 2021 was $1.4 billion, consisting of $1.4 billion of aggregate net proceeds from our initial public offering or IPO and the concurrent private placement completed in July 2021, net of underwriting discounts and commissions, $5.8 million of proceeds from the exercise of employee stock options, partially offset by a $5.1 million repayment of our term loan.
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
Interest Rate Risk
As of July 31, 2022, we had $1.2 billion of cash, cash equivalents, and short-term investments, which consist of money market funds, certificates of deposit, corporate notes and bonds and U.S. government securities. We also had $64.9 million of restricted cash as of July 31, 2022, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 10 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $96.3 million and $68.2 million for the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, we had an accumulated deficit of $807.8 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow or decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. The conflict in Ukraine and associated activities in Ukraine and Russia has increased the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. The COVID-19 pandemic may have generally increased the attack surface available to criminals, as companies and individuals work online and remotely, which has increased the risk of a successful cyber security attack. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (U.K. GDPR) (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in fiscal 2022 we acquired Scalyr, a data analytics company, and invested in certain private companies. In May 2022, we acquired Attivo, a security and lateral movement protection company. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 91% and 92% of our revenue for the three months ended July 31, 2022 and 2021, respectively. Our two largest channel partners for the six months ended July 31, 2022 and 2021 were Exclusive Networks and SHI International Corp. We generated 17% and 19% of our revenue from Exclusive Networks for the three months ended July 31, 2022 and 2021, respectively. We generated 7% and 9% of our revenue from SHI International for the three months ended July 31, 2022 and 2021, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks and SHI International, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 900 employees as of July 31, 2021, to over 1,800 employees as of July 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The United States and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
We receive, store, and process some personal information from our employees, customers, and the employees of our customers, and our end users. This personal information is hosted by our third party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure to comply with laws, regulations and industry standards regarding personal information or other information could adversely affect our business, operating results and financial condition.

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
•Other states have followed California: Virginia enacted the Virginia Consumer Data Protection Act that will also be effective January 1, 2023; Colorado recently enacted its Colorado Privacy Act, which will be effective July 1, 2023; Connecticut recently passed the Connecticut Data Privacy Act (CDPA), which will become effective July 1, 2023; and Utah recently enacted the Utah Consumer Privacy Act (UCPA), which will become effective December 31, 2023; and as the year 2022 began, twenty-seven states had pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.
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
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “Third Countries,” which at present time includes the United States) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. Previously, we relied on the E.U.-U.S. Privacy Shield framework to provide a mechanism for the transfer of data from E.U. Member States to the United States, but this was invalidated by the European Court of Justice (CJEU) on July 16, 2020, on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal information transferred to the United States We previously relied on our own, as well as our vendors’, Privacy Shield certification for the purposes of transferring personal data from the EEA to the United States in compliance with the GDPR/U.K. GDPR’s data export conditions, which are no longer allowed.
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
Some countries (including some outside the EEA) also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data from the EEA, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.
The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.
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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., informed opt-in consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of a ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California.
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
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to customers, users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. We may be subject to future investigations and legal proceedings by the FTC or other regulators.

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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other ESG-focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
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
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. For example, SEC proposals on climate-related disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition and profit, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 88% of the voting power of our capital stock as of July 31, 2022, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, the holders of our outstanding Class B common stock hold approximately 88% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including labor shortages and inflation, spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the continuing COVID-19 pandemic and the recent conflict in Ukraine, on the foregoing issues, could adversely affect our business, operating results, and financial condition, including longer sales cycles, lower prices for our platform, higher default rates among our channel partners, reduced sales and slower or declining growth.
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

SENTINELONE, INC.

Date: August 31, 2022	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)