Form 10-Q
period 2022-10-31
SentinelOne, Inc.
filed 2022-12-06
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 2, 2022, the registrant had 214,930,632 shares of Class A common stock and 67,747,057 shares of Class B common stock outstanding.

Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these words and similar expressions are intended to identify forward-looking statements.
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
•the political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the impacts related to labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	October 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$210,472	$1,669,304
Short-term investments	490,812	374
Accounts receivable, net	119,365	101,491
Deferred contract acquisition costs, current	33,666	27,546
Prepaid expenses and other current assets	98,186	18,939
Total current assets	952,501	1,817,654
Property and equipment, net	36,377	24,918
Operating lease right-of-use assets	24,267	23,884
Long-term investments	456,722	6,000
Deferred contract acquisition costs, non-current	47,194	41,022
Intangible assets, net	152,334	15,807
Goodwill	540,308	108,193
Other assets	4,978	4,703
Total assets	$2,214,681	$2,042,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,592	$9,944
Accrued liabilities	95,283	22,657
Accrued payroll and benefits	43,459	61,150
Operating lease liabilities, current	4,000	4,613
Deferred revenue, current	255,501	182,957
Total current liabilities	404,835	281,321
Deferred revenue, non-current	98,873	79,062
Operating lease liabilities, non-current	23,706	24,467
Other liabilities	5,080	6,543
Total liabilities	532,494	391,393
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of October 31, 2022 and January 31, 2022, and no shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 210,562,947 and 162,666,515 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	20	16
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 71,646,260 and 107,785,100 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	8	11
Additional paid-in capital	2,599,279	2,271,980
Accumulated other comprehensive income (loss)	(10,449)	454
Accumulated deficit	(906,671)	(621,673)
Total stockholders’ equity	1,682,187	1,650,788
Total liabilities and stockholders’ equity	$2,214,681	$2,042,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$115,323	$56,018	$296,083	$139,163
Cost of revenue	41,006	20,357	104,406	57,428
Gross profit	74,317	35,661	191,677	81,735
Operating expenses:
Research and development	52,234	34,773	153,104	93,630
Sales and marketing	83,953	41,311	223,594	118,461
General and administrative	42,188	26,951	117,525	65,785
Total operating expenses	178,375	103,035	494,223	277,876
Loss from operations	(104,058)	(67,374)	(302,546)	(196,141)
Interest income	7,193	99	11,502	143
Interest expense	(613)	(3)	(1,225)	(785)
Other expense, net	(781)	(1,055)	(645)	(2,021)
Loss before income taxes	(98,259)	(68,333)	(292,914)	(198,804)
Provision (benefit) for income taxes	599	262	(7,916)	588
Net loss	$(98,858)	$(68,595)	$(284,998)	$(199,392)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.26)	$(1.03)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	280,635,022	262,999,535	275,867,765	143,199,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(98,858)	$(68,595)	$(284,998)	$(199,392)
Other comprehensive income (loss):
Change in unrealized losses on investments	(8,436)	—	(10,903)	—
Foreign currency translation adjustments	—	—	—	290
Total comprehensive loss	$(107,294)	$(68,595)	$(295,901)	$(199,102)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (in thousands, except share data) (unaudited)

	Three Months Ended October 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2022	—	$—	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816
Issuance of common stock upon exercise of stock options	—	—	1,254,653	—	2,900	—	—	2,900
Vesting of restricted stock units	—	—	387,718	—	—	—	—	—
Cancellation of holdback shares	—	—	(9,551)	—	—	—	—	—
Stock-based compensation	—	—	—	—	46,765	—	—	46,765
Other comprehensive loss	—	—	—	—	—	(8,436)	—	(8,436)
Net loss	—	—	—	—	—	—	(98,858)	(98,858)
Balance as of October 31, 2022	—	$—	282,209,207	$28	$2,599,279	$(10,449)	$(906,671)	$1,682,187

	Three Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 31, 2021	—	$—	264,886,692	$17	$2,196,865	$455	$(481,369)	$1,715,968
Issuance of common stock upon exercise of options	—	—	1,726,663	—	2,803	—	—	2,803
Vesting of restricted stock units	—	—	2,025	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	28,761	—	—	28,761
Net loss	—	—	—	—	—	—	(68,595)	(68,595)
Balances as of October 31, 2021	—	$—	266,615,380	$17	$2,228,438	$455	$(549,964)	$1,678,946

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (in thousands, except share data) (unaudited)

	Nine Months Ended October 31, 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of stock options	—	—	4,623,806	—	11,282	—	—	11,282
Vesting of restricted stock units	—	—	705,572	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	405,534	—	8,682	—	—	8,682
Cancellation of holdback shares	—	—	(9,551)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	18	—	—	18
Issuance of common stock in connection with acquisition	—	—	6,032,231	1	186,331	—	—	186,332
Stock-based compensation	—	—	—	—	120,986	—	—	120,986
Other comprehensive loss	—	—	—	—	—	(10,903)	—	(10,903)
Net loss	—	—	—	—	—	—	(284,998)	(284,998)
Balance as of October 31, 2022	—	$—	282,209,207	$28	$2,599,279	$(10,449)	$(906,671)	$1,682,187

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (in thousands, except share data) (unaudited)

	Nine Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placement, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	6,352,005	—	8,630	—	—	8,630
Vesting of restricted stock units	—	—	2,025	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	563	—	—	563
Issuance of common stock assumed in connection with acquisition	—	—	7,277,214	1	120,318	—	—	120,319
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock-based compensation	—	—	—	—	66,473	—	—	66,473
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	290	—	290
Net loss	—	—	—	—	—	—	(199,392)	(199,392)
Balances as of October 31, 2021	—	$—	266,615,380	$17	$2,228,438	$455	$(549,964)	$1,678,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended October 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(284,998)	$(199,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,097	5,862
Amortization of deferred contract acquisition costs	25,871	14,551
Non-cash operating lease costs	2,547	2,180
Stock-based compensation expense	118,318	62,193
Other	(6,066)	849
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(12,699)	(26,322)
Prepaid expenses and other assets	(11,072)	(6,916)
Deferred contract acquisition costs	(38,163)	(28,436)
Accounts payable	(1,377)	(5,658)
Accrued liabilities	261	9,900
Accrued payroll and benefits	(18,786)	19,774
Operating lease liabilities	(4,296)	(2,288)
Deferred revenue	40,609	60,037
Other liabilities	(1,464)	3,663
Net cash used in operating activities	(171,218)	(90,003)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,827)	(3,268)
Purchases of intangible assets	(247)	(520)
Capitalization of internal-use software	(10,279)	(4,733)
Purchases of investments	(1,728,162)	—
Maturities of investments	778,555	—
Cash paid for acquisition, net of cash and restricted cash acquired	(281,032)	(3,449)
Net cash used in investing activities	(1,245,992)	(11,970)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(186)	(7,416)
Repayment of debt	—	(20,000)
Proceeds from exercise of stock options	11,282	8,630
Proceeds from issuance of common stock under the employee stock purchase plan	8,682	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	—	1,388,562
Net cash provided by financing activities	19,778	1,369,776
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,146
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,397,432)	1,268,949
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	1,672,051	399,112
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$274,619	$1,668,061
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17	$406
Income taxes paid, net of refunds	$215	$156
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$2,668	$4,280
Property and equipment purchased but not yet paid	$205	$443
Vesting of early exercised stock options	$18	$566
Deferred offering costs accrued but not yet paid	$—	$186
Issuance of common stock and assumed equity awards in connection with acquisition	$186,332	$120,319
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$621,139
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the nine months ended October 31, 2022, as compared to the use of estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of October 31,	As of January 31
	2022	2022
Cash and cash equivalents	$210,472	$1,669,304
Restricted cash, current	61,264	—
Restricted cash, non-current	2,883	2,747
	$274,619	$1,672,051
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers for the periods presented (in thousands, except percentages):

	Three Months Ended October 31, 2022		Three Months Ended October 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
United States	$73,657	64%	$37,423	67%
International	41,666	36	18,595	33
Total	$115,323	100%	$56,018	100%

	Nine Months Ended October 31, 2022		Nine Months Ended October 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
United States	$194,606	66%	$94,806	68%
International	101,477	34	44,357	32
Total	$296,083	100%	$139,163	100%
No single country other than the United States represented 10% or more of our revenue during the three and nine months ended October 31, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes revenue by sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended October 31, 2022		Three Months Ended October 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$104,303	90%	$51,283	92%
Direct customers	11,020	10	4,735	8
Total	$115,323	100%	$56,018	100%

	Nine Months Ended October 31, 2022		Nine Months Ended October 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$268,540	91%	$127,521	92%
Direct customers	27,543	9	11,642	8
Total	$296,083	100%	$139,163	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $2.2 million and $1.5 million as of October 31, 2022 and January 31, 2022, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $354.4 million and $262.0 million as of October 31, 2022 and January 31, 2022, respectively. We recognized revenue of $46.5 million and $23.4 million during the three months ended October 31, 2022 and 2021, respectively, and $161.8 million and $77.0 million during the nine months ended October 31, 2022 and 2021, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of October 31, 2022, our remaining performance obligations were $517.4 million, of which we expect to recognize 83% as revenue over the next 24 months, with the remainder to be recognized thereafter.
We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three and nine months ended October 31, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following table summarizes information about our cash, cash equivalents, and investments by investment category (in thousands):

	As of October 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$37,776	$—	$—	$37,776
Money market funds	Level 1	142,486	—	—	142,486
Corporate notes and bonds	Level 2	7,729	—	—	7,729
U.S. agency securities	Level 2	22,485	—	(4)	22,481
Total cash and cash equivalents		$210,476	$—	$(4)	$210,472
Short-term investments:					—
U.S. Treasury securities	Level 1	$150,245	$—	$(1,043)	$149,202
Commercial paper	Level 2	233,773	—	(1,753)	232,020
Corporate notes and bonds	Level 2	38,155	—	(252)	37,903
U.S. agency securities	Level 2	72,287	—	(600)	71,687
Total short-term investments		$494,460	$—	$(3,648)	$490,812
Long-term investments:
U.S. Treasury securities	Level 1	$185,892	$—	$(3,012)	$182,880
Commercial paper	Level 2	18,887	—	(302)	18,585
Corporate notes and bonds	Level 2	175,947	—	(2,951)	172,996
U.S. agency securities	Level 2	74,247	—	(986)	73,261
Total long-term investments		$454,973	$—	$(7,251)	$447,722

Total assets measured at fair value		$1,159,909	$—	$(10,903)	$1,149,006

The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$1,641,642	$—	$—	$1,641,642
Short-term investments:
Certificates of deposit	—	374	—	374
Total assets measured and recorded at fair value	$1,641,642	$374	$—	$1,642,016
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of October 31, 2022, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and nine months ended October 31, 2022 and 2021, we did not recognize any losses on our investments due to credit related factors. As of October 31, 2022, no unrealized losses were in a continuous unrealized loss position for more than twelve months.

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
Aside from $61.0 million, net, within restricted cash on the condensed consolidated balance sheet, held in an indemnity escrow expected to be paid out within 15 months of the Acquisition, there are no other contingent consideration or cash consideration expected to be paid out subsequent to the Acquisition. The indemnity escrow was measured at fair value within other liabilities in our condensed consolidated balance sheet at Acquisition and will be accreted to face value until paid out. The results of operations of Attivo have been included in our condensed consolidated financial statements from the date of the Acquisition.
We have incurred $5.5 million of transaction expenses in connection with the Acquisition during the nine months ended October 31, 2022. $3.2 million of these costs were recorded as general and administrative expenses in our condensed consolidated statements of operations during the nine months ended October 31, 2022, with the remainder allocated to purchase price consideration. No further transaction expenses in connection with the Acquisition were recorded during the three months ended October 31, 2022.
Our condensed consolidated statements of operations from the date of the Acquisition to the period ended October 31, 2022 includes revenue and net loss of Attivo of $19.1 million and $25.3 million, respectively.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the Acquisition occurred on February 1, 2021 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$115,322	$63,890	$303,586	$160,169
Net loss	$(94,273)	$(83,942)	$(302,134)	$(238,716)
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Developed technology	$78,700	$15,500
Customer relationship	79,100	1,500
Backlog	11,100	—
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,341	1,094
Total finite-lived intangible assets	171,041	18,894
Less: accumulated amortization	(18,962)	(3,342)
Total finite-lived intangible assets, net	$152,079	$15,552
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$152,334	$15,807
Amortization expense of intangible assets was $7.3 million and $0.8 million for the three months ended October 31, 2022 and 2021, respectively, and $15.3 million and $2.4 million for the nine months ended October 31, 2022 and 2021, respectively.
As of October 31, 2022, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2023	$7,396
2024	28,539
2025	24,194
2026	22,759
2027	22,759
Thereafter	46,432
Total	$152,079

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$2,835	$1,202	$7,082	$2,425
Research and development	13,996	9,035	37,954	24,997
Sales and marketing	12,166	4,848	28,977	10,800
General and administrative	16,690	12,277	44,305	23,970
Total	$45,687	$27,362	$118,318	$62,192
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2022	1,770,304	$52.51
Granted	10,251,563	31.34
Released	(705,256)	40.84
Forfeited	(457,402)	39.20
Outstanding as of October 31, 2022	10,859,209	$33.86
As of October 31, 2022, we had unrecognized stock-based compensation expense related to unvested RSUs of $327.4 million that is expected to be recognized on ratably over a weighted-average period of 3.3 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2022	42,422,473	$4.30
Granted	—	—
Exercised	(4,623,806)	2.44
Forfeited	(1,753,185)	4.03
Assumed options from Attivo acquisition	378,828	1.31
Outstanding as of October 31, 2022	36,424,310	$4.52
Expected to vest as of October 31, 2022	36,424,310	4.52
Vested and exercisable as of October 31, 2022	20,401,824	$3.27
As of October 31, 2022, we had unrecognized stock-based compensation expense related to unvested options of $120.1 million that is expected to be recognized on ratably over a weighted-average period of 2.3 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
During the three and nine months ended October 31, 2022, we recorded $0.9 million and $2.7 million, respectively, of stock-based compensation expense related to these milestone options. During the three and nine months ended October 31, 2021, we recorded $0.9 million and $2.1 million of stock-based compensation expense, respectively. As of October 31, 2022, we had unrecognized stock-based compensation expense related to these milestone options of $13.6 million that is expected to be recognized over the remaining vesting period of 3.8 years.
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
During the three and nine months ended October 31, 2022, we recorded $0.2 million and $0.4 million of stock-based compensation expense related to these PSUs, respectively. As of October 31, 2022, we had unrecognized stock-based compensation expense related to these PSUs of $0.7 million that is expected to be recognized over the remaining vesting period of 1.2 years.
Restricted Common Stock
In connection with the acquisition of Attivo, restricted common stock was issued to Attivo employees. See Note 5, Acquisitions, in the notes to our condensed consolidated financial statements for more information regarding these restricted common stock.
In connection with the acquisition of Scalyr, Inc. (Scalyr), we issued 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. During the three and nine months ended October 31, 2022, we recorded $2.1 million and $6.4 million, respectively, of stock-based compensation expense related to restricted common stock in connection with our acquisition of Scalyr. During the three and nine months ended October 31, 2021, we recorded $2.7 million and $8.2 million, respectively, of stock-based compensation expense. As of October 31, 2022, we had unrecognized stock-based compensation expense related to this restricted common stock of $2.3 million that is expected to be recognized over the remaining vesting period of 0.3 years.
Employee Stock Purchase Plan (ESPP)
The Company recognized stock-based compensation expense related to ESPP of $3.6 million and $10.1 million, respectively, during the three and nine months ended October 31, 2022. The Company recognized stock-based compensation expense related to ESPP of $2.2 million and $3.2 million, respectively, during the three and nine months ended October 31, 2021.
During the three and nine months ended October 31, 2022, we recorded $0.1 million and $0.3 million, respectively, in expense related to modification of our ESPP as a result of the decrease in our stock price in July 2022 which triggered a reset of the ESPP offering period in accordance with our plan. We expect to record the remaining $0.9 million in expense related to this modification through the second quarter of 2024.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Attivo Acquisition
In connection with the Acquisition, we granted 539,795 shares of restricted stock units (RSUs) under our 2021 Equity Incentive Plan that will vest over a period of 3 years contingent on continued employment of certain Attivo employees, for which stock-based compensation expense will be recognized ratably over the vesting period.
Attivo Equity Incentive Plan
In connection with the Acquisition, we assumed unvested stock options that were granted under the Attivo 2011 Equity Incentive Plan (“Attivo Plan”). We do not intend to grant any additional shares under the Attivo Plan and the Attivo Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited or repurchased under the Attivo Plan will be automatically transferred to the Company’s 2021 Equity Incentive Plan and be available for issuance as Class A common stock.
Modification
During the third quarter of fiscal 2023, certain members of our management team converted to non-employee consultants. The transition has been accounted for as a modification, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the consulting agreements.
During the third quarter of fiscal 2023, the Company recognized an incremental charge of $2.6 million related to the transition of these employees to non-employee consultants and expects to recognize an aggregate of an additional $8.1 million in expense over the requisite service period through the fourth quarter of 2024.
8.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter. In connection with the Acquisition of Attivo, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the U.S. valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the nine months ended October 31, 2022.
We had an effective tax rate of (0.6)% and (0.4)% for the three months ended October 31, 2022 and 2021, respectively, and 2.7% and (0.3)% for the nine months ended October 31, 2022 and 2021, respectively. We have incurred U.S. operating losses and have minimal profits or offsetting loss carryforwards in certain foreign jurisdictions.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(98,858)	$(68,595)	$(284,998)	$(199,392)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	280,635,022	262,999,535	275,867,765	143,199,215
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.35)	$(0.26)	$(1.03)	$(1.39)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of October 31,
	2022	2021
Stock options	36,340,742	46,333,088
Shares subject to repurchase	261,253	45,434
RSUs and PSUs	4,173,150	868,978
ESPP	446,539	257,748
Restricted common stock	405,620	1,142,496
Contingently issuable shares	113,698	1,317,079
Total	41,741,002	49,964,823
10.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
BlackBerry Litigation
Starting in October 2019, BlackBerry Corp. and its subsidiary Cylance, Inc. (BlackBerry) filed a total of nine proceedings (seven lawsuits and two arbitrations) against us and certain former BlackBerry employees who joined our company. In these proceedings, BlackBerry alleges that it has viable legal claims as a result of its former employees joining us. Many of these proceedings have now been dismissed. The status of each of the currently pending proceedings is discussed below. We have defended against these claims vigorously and expect to continue to do so.
BlackBerry Corp., et al. v. Coulter, et al. On October 17, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Chris Coulter, in the Vermont Superior Court—Chittenden Unit, Case No. 953-10-19 Cncv, against Chris Coulter, a now-former employee who worked in our Vigilance services team (the “Vermont Action”). On October 23, 2019, BlackBerry filed an amended complaint that added the company as a defendant. The amended complaint asserts claims against us for conspiracy, tortious interference with contract, aiding and abetting

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
breach of fiduciary duties, and misappropriation of trade secrets. On April 17, 2020 the court in the Vermont Action issued a preliminary injunction, that enjoined Mr. Coulter from working at our company until after February 2021. As a result of the court’s order, Mr. Coulter chose to seek other employment and is no longer employed by us. On January 15, 2021, the court entered an order narrowing the scope of the case and limiting the claims against us to avoid conflict with a similar action that was previously filed in California and was dismissed. The Vermont Action is currently pending. The matter is set to be ready for trial in Spring 2023; no trial date has been set. On October 25, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al v. Coulter, et al., No. 2019-0854-JTL (Del. Ch.) against Mr. Coulter and the company in Delaware Chancery Court. The court stayed this case pending resolution of the Vermont Action. On February 7, 2020, BlackBerry voluntarily dismissed without prejudice all claims against Mr. Coulter and us in the Vermont Action. On December 3, 2019, BlackBerry initiated a largely duplicative action in arbitration solely against Mr. Coulter administered by JAMS, an alternative dispute resolution provider. That arbitration, however, was dismissed on or about March 30, 2021, with JAMS informing us that they had closed their files on this matter on April 30, 2021.

BlackBerry Corp., et al. v. Page, et al. On November 18, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Page, et al., Case No. 2019-CP-07-2552 in the Court of Common Pleas, Fourteenth Judicial Circuit of South Carolina against Barnaby Page, a current employee on our go-to-market team and the company. The complaint asserts claims against us for aiding and abetting breach of fiduciary duties, tortious interference with contract, and misappropriation of trade secrets. Following initial discovery, on August 27, 2020, we and Mr. Page filed a joint motion for judgment on the pleadings. Following initial discovery, the parties agreed to stipulate to a dismissal of this lawsuit without prejudice, and a dismissal order was entered by the court on January 31, 2022.
BlackBerry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 in the California Superior Court of Santa Clara County, California against us and unnamed “Doe” defendants (who counsel understands are all former BlackBerry employees that we later employed), asserting claims for trade secret misappropriation and unfair business practices (the “California Action”). We filed counterclaims that, in part, seek to invalidate unlawful provisions under California law in BlackBerry’s agreements it entered into with its employees. Between December 2020 and August 2021, there were several rounds of motion practice, court hearings, and court orders relating to the sufficiency of BlackBerry’s identification of its alleged trade secrets in connection with its misappropriation of trade secrets claim, resulting in a narrowed scope the scope of this claim. We are mid-discovery, and there have been court hearings and orders in connection with discovery disputes. We continue to vigorously litigate this lawsuit, including our counterclaims against BlackBerry. Fact discovery is currently set to be substantially complete by February 2023, and a trial has been set for November 27, 2023.

BlackBerry Corp., et al. v. Quinn, et al. On February 17, 2020, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Quinn, et al., Case No. D-1-GN-20-00096, in 459th Judicial District of Travis County, Texas, against Sean Quinn, our now-former employee, and the company. On August 8, 2020, we and Mr. Quinn moved to stay or dismiss this case in light of the overlapping issues between this lawsuit and the California Action. On September 21, 2020, the court stayed this case pending resolution of the California Action. This lawsuit remains stayed and is pending in abeyance before the Texas court.
BlackBerry Corp., et al. v. Kaylan Brown Coulter. On April 7, 2022, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Kaylan Brown Coulter, Case No. 22-cv-01249, in the Superior Court - Chittenden Unit, Vermont, against Kaylan Brown-Coulter, the wife of Chris Coulter (referenced above), alleging breach of non-disclosure and non-solicitation agreements, breach of covenant of good faith and fair dealing, breach of fiduciary duties, and civil conspiracy. While this is part of the same series of lawsuits by BlackBerry, we were not named in this action. On May 6, 2022, Ms. Brown-Coulter removed the case to the United States District Court for the District of Vermont (Case No. 5:22-cv-98). Shortly thereafter, on May 13, 2022, Ms. Brown-Coulter filed a motion to dismiss all claims under Federal Rule of Civil Procedure 12(b)(6). This motion is currently pending before the court, and the matter is currently set to be trial ready for April 2023 unless dispositive motions have been filed.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2022 and January 31, 2022.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
11.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.6 million and $2.0 million, respectively, matching contributions for the three and nine months ended October 31, 2022, and no matching contributions by us for the three and nine months ended October 31, 2021.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. We recorded severance expenses related to these employees of $1.0 million and $0.9 million for the three months ended October 31, 2022 and 2021, respectively, $2.9 million and $2.7 million for the nine months ended October 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on April 7, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022 and January 31, 2023 are referred to herein as fiscal 2022 and fiscal 2023, respectively.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2022, we had over 9,250 customers, increasing from over 6,000 customers as of October 31, 2021. We had 827 customers with annualized run rate, or ARR, of $100,000 or more as of October 31, 2022, up from 416 as of October 31, 2021. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of October 31, 2022, no single end customer accounted for more than 4% of our ARR. Our revenue outside of the United States represented 36% and 33% for the three months ended October 31, 2022 and 2021, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $115.3 million and $56.0 million for the three months ended October 31, 2022 and 2021, respectively, representing year-over-year growth of 106%. Our revenue was $296.1 million and $139.2 million for the nine months ended October 31, 2022 and 2021, respectively, representing year-over-year growth of 113%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended October 31, 2022 and 2021 was $98.9 million and $68.6 million, respectively, and our net loss for the nine months ended October 31, 2022 and 2021 was $285.0 million and $199.4 million, respectively.
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

	As of October 31,
	2022	2021

	(in thousands)
Annualized recurring revenue (ARR)	$487,427	$236,659
ARR grew 106% year-over-year to $487.4 million as of October 31, 2022, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of October 31,
	2022	2021

Customers with ARR of $100,000 or more	827	416
Customers with ARR of $100,000 or more grew nearly 100% year-over-year to 827 as of October 31, 2022, primarily due to new customers making purchases of greater than $100,000, and partly due to existing customers who made additional purchases.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate measures the percentage change in our ARR derived from our customer base at a point in time.

	As of October 31,
	2022	2021

Dollar-based net retention rate	134%	130%
Our dollar-based net retention rate was 134% as of October 31, 2022, driven by existing customers primarily from expansion of the number of endpoints, purchases of additional modules, and upgrades of subscription tiers.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee salaries, commissions, benefits, bonuses, stock-based compensation, travel and entertainment related expenses, advertising, branding and marketing events, promotions, and software and subscription services. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit ranging between one and four years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the contractual term of the renewal.
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
We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but will decrease as a percentage of our revenue over time.
Interest Income, Interest Expense, and Other Expense, Net
Interest income consists primarily of interest earned on our cash equivalents and investments.
Interest expense consists primarily of the amortization of the discount related to Attivo indemnity escrow liability.
Other expense, net consists primarily of foreign currency transaction gains and losses.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business, and a one-time benefit from the release of valuation allowance as a result of the Attivo business combination. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Revenue	$115,323	$56,018	$296,083	$139,163
Cost of revenue(1)	41,006	20,357	104,406	57,428
Gross profit	74,317	35,661	191,677	81,735
Operating expenses:
Research and development(1)	52,234	34,773	153,104	93,630
Sales and marketing(1)	83,953	41,311	223,594	118,461
General and administrative(1)	42,188	26,951	117,525	65,785
Total operating expenses	178,375	103,035	494,223	277,876
Loss from operations	(104,058)	(67,374)	(302,546)	(196,141)
Interest income	7,193	99	11,502	143
Interest expense	(613)	(3)	(1,225)	(785)
Other expense, net	(781)	(1,055)	(645)	(2,021)
Loss before income taxes	(98,259)	(68,333)	(292,914)	(198,804)
Provision (benefit) for income taxes	599	262	(7,916)	588
Net loss	$(98,858)	$(68,595)	$(284,998)	$(199,392)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,835	$1,202	$7,082	$2,425
Research and development	13,996	9,035	37,954	24,997
Sales and marketing	12,166	4,848	28,977	10,800
General and administrative	16,690	12,277	44,305	23,970
Total stock-based compensation expense	$45,687	$27,362	$118,318	$62,192

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	36	36	35	41
Gross profit	64	64	65	59
Operating expenses:
Research and development	45	62	52	67
Sales and marketing	73	74	76	85
General and administrative	37	48	40	47
Total operating expenses	155	184	167	200
Loss from operations	(90)	(120)	(102)	(141)
Interest income	6	—	4	—
Interest expense	(1)	—	—	(1)
Other expense, net	(1)	(2)	—	(1)
Loss before income taxes	(85)	(122)	(99)	(143)
Provision (benefit) for income taxes	1	—	(3)	—
Net loss	(86)%	(122)%	(96)%	(143)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$115,323	$56,018	$59,305	106%
Revenue increased by $59.3 million primarily due to the expansion of our customer base, which grew about 55% as compared to the same period last year. We also experienced increased purchases from our existing customers as they expand the number of endpoints, purchase additional modules from us, and upgrade subscription tiers, as evidenced by our dollar-based net retention rate of 134% as of October 31, 2022. We also had an increase due to revenue received from the Attivo acquisition, which closed in May 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$41,006	$20,357	$20,649	101%
Gross profit	$74,317	$35,661	$38,656	108%
Gross margin	64%	64%
Cost of revenue increased by $20.6 million primarily due to an increase of $7.3 million in allocated overhead costs, $4.6 million increase in amortization of acquired intangible assets in connection with Scalyr and Attivo, and higher third-party cloud infrastructure expenses of $7.1 million from increased data usage. Gross margin remained flat at 64%.
Research and Development

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$52,234	$34,773	$17,461	50%
Research and development expenses increased by $17.5 million primarily due to an increase in personnel-related expenses of $13.0 million, including an increase of $4.6 million related to stock-based compensation expense as a result of increased headcount, and an increase of $2.6 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$83,953	$41,311	$42,642	103%
Sales and marketing expenses increased by $42.6 million primarily due to an increase in personnel-related expenses of $27.3 million, including an increase of $7.3 million in stock-based compensation expense as a result of increased headcount and an increase of $3.9 million in commission expense as a result of an increase in sales year over year. In addition, there was an increase in marketing expenses of $7.0 million, allocated overhead costs of $2.1 million, and the remaining increase primarily the result of increased travel as COVID-19 travel restrictions ease.

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$42,188	$26,951	$15,237	57%
General and administrative expenses increased by $15.2 million primarily due to an increase in personnel-related expenses of $12.0 million, including an increase of $4.4 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $3.8 million due to additional operating costs as a public company and software subscription services.
Interest Income, Interest Expense, and Other Expense, Net

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$7,193	$99	$7,094	7166%
Interest expense	$(613)	$(3)	$(610)	20333%
Other expense, net	$(781)	$(1,055)	$274	(26)%
Interest income increased $7.1 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense increased due to the amortization of the discount related to Attivo indemnity escrow liability. The decrease in other expense, net is primarily due to net foreign currency exchange gains.

Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$599	$262	$337	129%
The provision for income taxes increased for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.

Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$296,083	$139,163	$156,920	113%
Revenue increased by $156.9 million, or 113%, from $139.2 million for the nine months ended October 31, 2021 to $296.1 million for nine months ended October 31, 2022, primarily due to the ongoing demand for our platform and the acquisition of Scalyr in the first quarter of fiscal 2022 and Attivo in the second quarter of fiscal 2023. The increase was primarily due to the ongoing demand for our platform and the expansion of our customer base, which grew about 55% as compared to the same period last year.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$104,406	$57,428	$46,978	82%
Gross profit	$191,677	$81,735	$109,942	135%
Gross margin	65%	59%
Cost of revenue increased by $47.0 million from $57.4 million for the nine months ended October 31, 2021 to $104.4 million for nine months ended October 31, 2022, primarily due to an increase of $19.5 million in allocated overhead costs, higher third-party cloud infrastructure expenses from increased data usage of $15.6 million, and a $9.1 million increase in amortization of acquired intangible assets in connection with the acquisition of Scalyr and Attivo. Gross margin increased from 59% for the nine months ended October 31, 2021 to 65% for the nine months ended October 31, 2022 due to cloud infrastructure expansion driven by fast customer adoption of our XDR platform, growth in support personnel, and higher stock-based compensation.
Research and Development

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development expenses	$153,104	$93,630	$59,474	64%
Research and development expenses increased from $93.6 million for the nine months ended October 31, 2021 to $153.1 million for nine months ended October 31, 2022, primarily due to an increase in personnel-related expenses and allocations of overheads of $39.4 million, including an increase of $11.3 million related to stock-based compensation expense as a result of increased headcount, and an increase of $18.7 million in third-party cloud infrastructure expenses incurred in developing our platform and modules.
Sales and Marketing

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing expenses	$223,594	$118,461	$105,133	89%
Sales and marketing expenses increased from $118.5 million for the nine months ended October 31, 2021 to $223.6 million for nine months ended October 31, 2022, primarily due to an increase in personnel-related expenses of $71.5 million, including an increase of $18.2 million in stock-based compensation expense as a result of increased headcount and an increase of $10.4 million in commission expense as a result of an increase in sales year- over-year. In addition, there was an increase in allocated overhead costs of $6.9 million, marketing expenses of $10.4 million, and the remaining increase primarily the result of increased travel as COVID-19 travel restrictions ease and increased general consulting, technical, and outside services.
General and Administrative

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative expenses	$117,525	$65,785	$51,740	79%
General and administrative expenses increased from $65.8 million for the nine months ended October 31, 2021 to $117.5 million for nine months ended October 31, 2022, primarily due to an increase in personnel-related expenses of $40.2 million, including an increase of $20.3 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $6.5 million due to costs incurred related to due diligence and planning associated with our Attivo acquisition which closed in May 2022.
Interest Income, Interest Expense, and Other Expense, Net

	Nine Months Ended October 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$11,502	$143	$11,359	7943%
Interest expense	$(1,225)	$(785)	$(440)	56%
Other expense, net	$(645)	$(2,021)	$1,376	(68)%
Interest income increased $11.4 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense increased due to the amortization of the Attivo indemnity escrow fund liability, partially offset by the repayment and termination of the revolving line of credit in June 2021. The decrease in other expense, net is primarily due to net foreign currency exchange gains.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for income taxes	$(7,916)	$588	$(8,504)	(1446)%

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
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $906.7 million and $621.7 million as of October 31, 2022 and January 31, 2022, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of October 31, 2022 and January 31, 2022, our principal source of liquidity was cash, cash equivalents, and short-term investments of $0.7 billion and $1.7 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(171,218)	$(90,003)
Net cash used in investing activities	$(1,245,992)	$(11,970)
Net cash provided by financing activities	$19,778	$1,369,776
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
Cash used in operating activities during the nine months ended October 31, 2022 was $171.2 million, primarily consisting of our net loss of $285.0 million, and $47.0 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $160.8 million. The main drivers of the changes in operating assets and liabilities were a $38.2 million increase in deferred contract acquisition costs, a $18.8 million decrease in accrued payroll and benefits, a $12.7 million increase in accounts receivable due to timing of cash received from customers, a $11.1 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs, and a $1.4 million decrease in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $40.6 million increase in deferred revenue resulting primarily from increased subscription contracts. The changes in other long-term liabilities and accrued expenses are mainly driven by the reclass of the Attivo indemnity escrow liability to a short-term liability.
Cash used in operating activities during the nine months ended October 31, 2021 was $90.0 million, primarily consisting of our net loss of $199.4 million, adjusted for non-cash items of $85.6 million and net cash inflows of $23.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $60.0 million increase in deferred revenue resulting primarily from increased subscription contracts, a $19.8 million increase in accrued payroll and benefits due to increased headcount, a $9.9 million increase in accrued liabilities due to timing of invoices received from vendors, and a $3.7 million increase in other liabilities due to deferred credit received from a vendor. These amounts were partially offset by a $28.4 million increase in deferred contract acquisition costs, a $26.3 million increase in accounts receivable due to an increase in sales, a $6.9 million increase in prepaid expenses and other assets, primarily due to annual insurance renewal and prepaid sponsorship costs, and a $5.7 million decrease in accounts payable due to timing of payments.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2022 was $1,246.0 million, consisting of $1,728.2 million of investment purchases, $281.0 million of net cash paid for the acquisition of Attivo, $10.3 million of capitalized internal-use software costs, and $4.8 million of purchases of property and equipment to support additional office facilities, partially offset by $778.6 million of investment maturities.
Cash used in investing activities during the nine months ended October 31, 2021 was $12.0 million, consisting of $3.5 million of net cash paid for the acquisition of Scalyr, $4.7 million of capitalized internal-use software costs and $3.3 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2022 was $19.8 million, consisting of $8.7 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan, $11.3 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
Cash provided by financing activities during the nine months ended October 31, 2021 was $1.4 billion, consisting of $1.4 billion of aggregate net proceeds from our initial public offering or IPO and the concurrent private placement completed in July 2021, net of underwriting discounts and commissions, and $8.6 million of proceeds from the exercise of employee stock options, partially offset by a $20.0 million repayment of our revolving line of credit and $7.4 million of payments of deferred offering costs.
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
Interest Rate Risk
As of October 31, 2022, we had $1.2 billion of cash, cash equivalents, short-term investments, and long-term investments, which consist of money market funds, commercial paper, corporate notes and bonds and U.S. government securities. We also had $64.1 million of restricted cash as of October 31, 2022, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We do not believe a 10% increase or decrease in interest rates would have resulted in a material impact to our operating results.
Foreign Currency Exchange Risk
To date, all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

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
◦Adverse economic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $98.9 million and $68.6 million for the three months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, we had an accumulated deficit of $906.7 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow or decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to the COVID-19 pandemic, market downturns, inflation, rising interest rates or otherwise;
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
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•our ability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to inflation, rising interest rates, market downturns and the effects of the COVID-19 pandemic, which would adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
•the cost and potential outcomes of litigation or other proceedings, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including any global economic slowdown, increased risk of inflation, rising interest rates, labor shortages and potential global recession.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
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
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation. In addition, due to the Russian invasion there could be a significant increase in Russian cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2021, we acquired Scalyr, a data analytics company and in May 2022, we acquired Attivo, a security and lateral movement protection company. We have also invested in certain private companies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
Our platform is hosted by third-party cloud hosting providers including Amazon Web Services (AWS). Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by such cloud hosting providers, and currently our cloud service infrastructure is primarily run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by our cloud hosting providers, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’

satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could adversely affect our business, operating results and financial condition.
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS, and other cloud hosting providers, may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, competing with us, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on their system in a way that is unfavorable or costly to us. Although we obtain services from other cloud hosting providers, if our current arrangement with AWS were terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for expansion and transition to alternative cloud hosting and infrastructure services. Such a transition could require further technical changes to our platform, including, but not limited to, our cloud service infrastructure which was initially designed to run on AWS. Making such changes could be costly in terms of time and financial resources.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 90% and 92% of our revenue for the three months ended October 31, 2022 and 2021, respectively. Our largest channel partner for the nine months ended October 31, 2022 and 2021 was Exclusive Networks. We generated 18% and 18% of our revenue from Exclusive Networks for the three months ended October 31, 2022 and 2021, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
•exposure to numerous, increasing, stringent (particularly in the European Union), and potentially inconsistent laws and regulations relating to privacy, data protection, and information security;
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
•vetting and monitoring our third-party channel partners in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
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
•dependence on certain third parties, including channel partners with whom we do not have extensive experience;
•natural disasters, acts of war, terrorism, or pandemics, including the COVID-19 pandemic and the conflict in Ukraine;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 1,080 employees as of October 31, 2021, to over 1,900 employees as of October 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Effectively managing our growth may also be more difficult to accomplish the longer that most of our employees work remotely due to the COVID-19 pandemic.
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
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, we have observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens our sales cycle.
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
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Failure of or disruption to our infrastructure or third party hosting service providers could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with credit, partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.

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
Additionally, we typically provide indemnification to customers for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our terms of service. We also provide limited liability in the event of certain breaches of our terms of service. Certain of these contractual provisions survive termination or expiration of the applicable agreement. To date, we have not incurred any material costs because of such obligations. However, as we continue to grow, the possibility of indemnification claims against us will increase.
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
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. In May 2021, and thereafter, we have received communications from International Business Machines Corporation (IBM), alleging that we infringe on U.S. patents held by IBM. We have also asserted that IBM infringes certain patents held by us. To date, no litigation has been filed in this matter. Based on our review of the patents at issue, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that litigation will not commence, or that we will be successful in such litigation or reaching a business resolution that is satisfactory to us.
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
One such alternative to the Privacy Shield is the use of Standard Contractual Clauses (SCCs), a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. At this time though, we use the versions of the European Commission SCCs released under the Implementing Decision in June 2021. Under the Implementing Decision, data exporters and data importers have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021 that rely on SCCs as the data transfer mechanism by replacing the old SCCs with new ones. We have already commenced this process by asking each of our affected customers to execute the new SCCs. To comply with the Implementing Decision and the new SCCs, we implemented additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the compliant transfer of personal data from the E.U. into the U.K.
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
The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.
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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., informed opt-in consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of the ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California.
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
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained – or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators – could require us to modify our services and features, possibly in a material manner, may subject us to regulatory enforcement actions and fines, and may limit our ability to develop new products, services and features that make use of the data that our customers voluntarily share with us.
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of customer data, including personal information, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a cybersecurity company, we have been and may continue to be specifically targeted by bad actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal information or the personal information of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal information, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial and reputational harms that may arise from such an incident.
Further, we cannot assure that any limitations of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
We may become involved in litigation that may adversely affect us.
From time to time, we have been subject to claims, suits and other proceedings. For example, we are currently the subject of litigation with BlackBerry Corp. For additional information regarding this litigation, see the section titled “Part I—Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.
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
We could be subject to additional tax liabilities and United States federal and global income tax reform could adversely affect us.
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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended (or the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. We are currently evaluating the various provisions of the IRA and currently anticipate that its impact, if any, will not be material to our operating results or cash flows. In the United States, Congress and the Biden administration continue to consider other proposed legislation to make various tax law changes. These proposals, could include changes to the existing framework in respect of income taxes, limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as add new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euros. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-

change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the COVID-19 pandemic, the conflict in Ukraine, inflation, rising interest rates and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•litigation or other proceedings involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of macroeconomic uncertainty, including rising inflation, increasing interest rates, labor shortages and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine and the COVID-19 pandemic. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 87% of the voting power of our capital stock as of October 31, 2022, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, the holders of our outstanding Class B common stock hold approximately 87% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including labor shortages, rising interest rates and inflation, spending environments, geopolitical instability and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the COVID-19 pandemic and the recent conflict in Ukraine, on the foregoing issues, could adversely affect our business, operating results, and financial condition, including longer sales cycles, lower prices for our platform, higher default rates among our channel partners, reduced sales and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions, we have recently observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets. Further deterioration of the macroeconomic environment may adversely affect our business, operating results, and financial condition.
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as war, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the measures that we, our customers and governmental authorities have adopted, as described in detail elsewhere in these risk factors, have and could continue to have an adverse effect on our business and operating results. In addition, our growth rate may actually slow or decline as the impact of the COVID-19 pandemic tapers as people continue to return to offices and other workplaces. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as Russia’s invasion of Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
The COVID-19 pandemic could adversely affect our business, operating results, and financial condition.
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. We have experienced, and may experience negative impacts on certain parts of our business. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate.
These measures could negatively affect our customer success efforts, delay and lengthen our sales cycle for some prospective customers and delay the delivery of professional services and trainings to our customers, impact our marketing, sales and support efforts, reduce employee efficiency and productivity, increase employee attrition, and create operational or other challenges, any of which could harm our business and results of operations.
As we monitor the situation, taking into account uncertainties with respect to vaccination progress, disease variants and the efficacy of vaccines and treatments relating to such variants, infection rates and evolving public health guidance at local, state and country levels, planning and risk management relating to our work policies and office operations will require time from management and other employees, which may reduce the amount of time available for other initiatives.
We do not yet know the full extent of potential impacts on our business, operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Potential impacts include but are not limited to:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;
•we have started to open offices in accordance with local ordinances, however, most of our employees continue to work from home and a substantial number may continue to do so for the foreseeable future, which may present challenges to employee collaboration, productivity and retention;
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
•we may be subject to legal liability for safe workplace claims; and
•our critical vendors could go out of business;
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

SENTINELONE, INC.

Date: December 6, 2022	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)