Form 10-K
period 2023-01-31
SentinelOne, Inc.
filed 2023-03-29
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

(855) 868-3733
Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	S	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2022, based on the closing price of $24.85 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.5 billion.
As of March 24, 2023, the registrant had outstanding 235,013,639 shares of Class A common stock and 53,607,352 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (SEC) within 120 days after the end of the registrant’s fiscal year ended January 31, 2023 to which this Annual Report on Form 10-K relates.

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
We envisioned a revolutionary data and artificial intelligence (AI) paradigm where technology alone could autonomously prevent, detect, and respond to cyberattacks. It is time to fight machine with machine. We pioneered the world’s first purpose-built AI-powered Extended Detection and Response (XDR) platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks - performing at a faster speed, greater scale, and higher accuracy than otherwise possible from any single human or even a crowd.
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
The power to turn back time on a device is unique in the market. It is the ultimate safety net and exemplifies autonomous cybersecurity. Therefore, our software eliminates manual, expensive, and time-consuming incident cleanup. In the cloud, our platform aggregates Storylines. Our Streaming AI detects anomalies that surface when multiple data feeds are correlated with additional external and internal data. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform makes it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats.
We have extended protection and visibility beyond the traditional endpoint to cloud workloads, identity credentials, unmanaged devices, and IoT devices. This empowers security analysts of all skill levels to hunt, investigate, and remediate even the most sophisticated threats across the network leveraging automated context provided by our Storylines. Our proprietary data stack - DataSet - and cloud architecture enable us to retain this rich, contextual data on behalf of our customers for extended periods of time in a highly cost-efficient manner. All of this threat intelligence is fed back into our AI model and further strengthens our algorithms, creating a strong flywheel effect and deepening our competitive moat.

Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous information technology (IT) environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations and our managed security providers and incident response partners with an excellent management experience. Our customers realize improved cybersecurity outcomes with fewer people.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. Our AI and automation driven approach to cybersecurity has been adopted by some of the world’s largest organizations. As a result, we have grown rapidly since our inception. As of January 31, 2023, we had over 10,000 customers, increasing from over 6,700 as of January 31, 2022. Our revenue for fiscal 2023 and 2022 was $422.2 million and $204.8 million, respectively, representing year-over-year growth of 106%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2023 was $378.7 million compared with net loss of $271.1 million in fiscal 2022.
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
Stakes are high for organizations and cybercriminals. The exponential growth of sensitive customer and business data has simultaneously made many organizations and governments the target of highly sophisticated cybercriminals. Powered by very large networks of individual attackers distributed worldwide, cybercrime is practically infinite in scale and transcends geographical boundaries. To gain access to an organization’s data, cybercriminals target endpoints, applications, user credentials, and deploy a variety of sophisticated methods in the form of attack frameworks, machine learning, weaponized exploits, fileless techniques, and social engineering. As a result, solutions that help strengthen and scale their cyber defenses cost effectively is a top-level priority for organizations today.
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
•The operating system landscape is more complex than ever before. The diversification of IT and bring your-own-device policies brought Macs and other devices into today’s organizations. Organizations are looking for cybersecurity solutions that deliver comprehensive defense capabilities and feature parity across a large variety of operating systems, including Windows, macOS, and Linux, without burdening their IT teams.

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
•Remote work is here to stay. The COVID-19 pandemic changed the way most organizations operate, accelerating technology’s role in supporting remote work. The pandemic has accelerated the structural shift towards a more distributed workforce. The growth of remote work has increased the risk of cyberattacks. As a result of the accelerated structural shift towards a distributed workforce, organizations are increasingly looking for cybersecurity solutions that safeguard their remote workforce and employee credentials.
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
Key limitations of existing tools are that they:
•Cover a limited spectrum of cyber threats. Existing tools, such as signature-based approaches, human-powered monitoring, application whitelisting and sandboxing, are each effective under limited circumstances, but lack the ability to detect the full spectrum of threats organizations are dealing with. For example, signature-based approaches can detect attacks that have been seen previously, but are incapable of preventing a wide range of attacks, such as unknown malware, ransomware, modified versions of previously known attacks and the exploitation of zero day vulnerabilities. In addition, they lack the ability to detect and prevent an increasing number of fileless attacks, that deposit no malware, but instead exploit operating system vulnerabilities and use trusted tools within IT environments. In general, enterprises need to take a more holistic view of security protection across endpoints, cloud environments, and identity credentials. A unified platform approach is needed to deliver comprehensive protection, visibility, and user experience. As a result, despite deploying a myriad of point solutions, organizations have continued to suffer huge losses from cyberattacks.
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
•Lack long-term data visibility to proactively investigate advanced threats. Existing endpoint detection and response (EDR) tools lack the capability to store large sets of historical data cost efficiently, and consequently often only offer limited data retention capabilities. This results in only partial datasets being available for threat hunting and time bound retrospective forensic analysis. Limited historical EDR data makes full incident investigation challenging for security personnel, as they are unable to go back in time and see how the attack breached the organization and progressed.
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
Singularity Platform Capabilities and Our Competitive Strengths
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
•Platform approach enables protection and visibility across all digital assets. Our Singularity Platform provides organizations with our full suite of real-time threat prevention, detection, and remediation capabilities across all of their endpoints, cloud workloads, servers, operating systems, and user credentials. Our platform further leverages our agents, combined with passive and active network discovery methods, to provide our customers with organization-wide visibility into all of their network assets, managed and unmanaged. Our platform approach helps enterprise consolidate security tools while enhancing enterprise-wide coverage.
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
•Quality and access of cybersecurity and AI talent. Our thought leadership in security and AI, combined with our award-winning culture, allows us to attract and retain some of the best talent at a global scale. It allows us to develop state-of-the-art solutions, to innovate faster, and to solve many of the industry’s most complex problems.
We believe our leading security and platform breadth position us well to consolidate and unify spend across multiple categories. Over time, we believe this unification and re-architecture of the prevention, detection and response paradigm will create new opportunities for additional products and features for us.
Growth Strategy
Key elements of our growth strategy include:
•Continue to innovate and enhance our cybersecurity and data platform. We will continue to expand our platform and XDR capabilities by developing new modules to include greater functionality and address additional use cases. As a pioneer in autonomous and AI-based endpoint security, we have established a track record for expanding our platform capabilities with new modules. Through convergence of cybersecurity and data, we intend to bring our customers and prospects a variety of differentiated cybersecurity-first and enhanced data analytics offerings. Having access to some of the world’s top cybersecurity and AI talent through our distributed workforce model and our research and development centers across North America, Europe, Middle East, and Asia allows us to continue hiring top technical talent and innovate to maintain our leading position.
•Drive new customer acquisition. As of January 31, 2023, we had over 10,000 customers, ranging from large enterprises, such as Fortune 500 companies, to small and medium-sized businesses around the world. We intend to continue to add new customers through a product-first approach. This approach enables us to build trusted relationships with a large and rapidly growing group of highly influential managed service and incident response providers, as opposed to creating a dynamic of competition that creates friction between product vendors and service providers. We derive significant customer acquisition benefits from our cloud-delivered platform, which makes it easy to onboard new customers. We are currently certified under the Federal Risk and Authorization Management Program (FedRAMP), and we intend to further grow our footprint within the U.S. federal government. We intend to continue to build our relationships with our channel partners, including MSPs, MSSPs, MDRs, OEMs, and IR firms, as well as our alliance partners to expand our market reach.
•Increase adoption within our customer base. We have been successful in our ability to grow revenue from our customer base as they deploy additional endpoints and expand the use of our platform. As we enhance our platform functionality and value proposition, we expect many of our customers to adopt additional platform functionalities and Singularity modules to address all of their cybersecurity use cases through the same platform and agent. Our customers can seamlessly activate additional modules to expand platform capabilities through the already deployed agent. Module driven growth has been broad-based with notable strength from our cloud and data modules. This enables us to show in-product promotions and trials and to drive the expansion of our Singularity Modules. The success of our land-and-expand strategy is evidenced by our greater than 130% dollar-based net retention rate as of January 31, 2023.
•Expand our global footprint. Revenue generated outside of the United States was 35% for fiscal 2023, compared to 32% for fiscal 2022. We intend to continue to grow our international customer base by increasing our investments in international operations. We are continuing to invest and hire talent to expand our business in Asia-Pacific and Europe, the Middle East and Africa, and Latin America.
•Expand our total addressable market through acquisitions. We evaluate acquisition prospects that align with our platform, customers, and strategic market opportunities. We intend to use these opportunities to extend the reach of our Singularity Platform into adjacencies that complement our core offerings. For example, in May 2022, we acquired Attivo Networks, Inc. (Attivo), a leading identity security and lateral movement protection company, which allowed us to deliver comprehensive identity security as part of our Singularity platform. In addition, through S Ventures, a $100 million fund that we announced in 2022 to invest in next generation category-defining security and data companies, we are able to further enhance our platform capabilities in areas that may be of future interest to us. We are committed to innovation, automation, and securing data wherever it resides with a front-row seat into cutting-edge cybersecurity technologies.
Our Singularity Platform
Our Singularity Platform delivers AI-powered autonomous threat prevention, detection, and response capabilities across an organization’s endpoints and cloud workloads, enabling seamless and automatic protection against a full spectrum of cyber threats. We built our platform to be deployed as a cloud service or in private and hybrid clouds.
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
•Storyline. Our Storyline technology builds a model of real-time running processes and their behaviors, to create rich, contextual data narratives which become the input to our Behavioral AI model. Storyline powers our unified Endpoint Protection Platform (EPP), EDR, or XDR functionalities. Storyline is the foundation of our EPP while providing unprecedented levels of visibility with contextual information for benign and malicious processes. We extend our fundamental protection, visibility and response capabilities well beyond the endpoint to cloud, and third-party solutions in our Singularity Platform. We designed our platform based on our “design to delight” principle and developed a powerful yet simple and intuitive user experience.
Proprietary Security Data Lake
Dataset is our fully integrated security data lake that seamlessly fuses together the data, access, control, and integration planes of EPP, EDR, Cloud Workload Protection (CWP), Identity Protection, and IoT security into a centralized platform. With our Singularity Platform, enterprises gain access to their security data from multiple sources through a single pane of glass. It was designed with the goal of optimizing scale, cost and performance - what we call the Golden Ratio of Big Data. This is achieved by the use of innovative data structures, storage systems, and algorithms:
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
Endpoint Protection
Our next-generation cybersecurity technology provides autonomous real-time protection across all operating systems, including Windows, Linux, macOS, and cloud-native and containerized workloads. Our endpoint protection is powered by distributed AI which resides both on devices as well as in the cloud for always-on, machine-speed protection. It is capable of autonomous decision making on the device and stopping threats in milliseconds rather than minutes, hours or even days. We are able to provide superior performance compared to traditional signature-based antivirus tools and earlier next-gen antivirus products with the following three key capabilities:
•Static AI. Our on-device AI model can detect file-based attacks, even those that are previously unknown zero-day exploits, with extreme precision in milliseconds. Our Static AI model is the output of a supervised machine learning cycle that is trained on a continuously evolving data set from billions of files coupled with the data from multiple threat intelligence sources, including our proprietary Embedded Threat Intelligence.
•Behavioral AI. Our on-device AI model continuously scores Storylines from the device to precisely classify individual or group behaviors as benign or malicious. The accuracy of our Behavioral AI is powered by the rich contextual information that is encoded in each Storyline that is being scored. As a result, it is attack vector agnostic because it is not limited to any particular pathway used by attackers to penetrate a system, such as zero-day vulnerability exploits and living off the land attacks.
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
Singularity Platform Tiers
Our Singularity Platform offers a highly flexible deployment model. It is primarily hosted in Amazon Web Services (AWS) in multiple regions - North America, European Union, Asia Pacific, and AWS GovCloud. We also support deploying our platform in Google Cloud as well as customers’ on-premise data centers, private, and hybrid cloud environments for organizations with specialized hosting and data sovereignty needs.
Our Singularity Platform provides feature parity across Windows, macOS, and Linux. It provides customers with full flexibility through a multi-tier offering priced on a per agent basis, which generally corresponds with an endpoint, server, virtual machine, or host. The tiers of our Singularity Platform include:
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
•Singularity Complete. Our flagship offering that includes a comprehensive suite of product capabilities.
Singularity Platform Modules
We further offer customers a broad set of capabilities through our Singularity Modules. We price our modules as a subscription on a per agent basis. Our most notable modules include:
Cloud Security
Our Cloud Workload Protection (CWP) solution extends distributed, autonomous endpoint protection, detection, and response to compute workloads running in public clouds, private clouds, and on-prem data centers. Our runtime protection delivers prevention, detection, response and hunting functionalities purpose-built for these environments. We offer full-fledged EPP and EDR for servers, virtual machines, and containerized workloads. Our Cloud Application Control locks down the running image of servers and containers to prevent configuration drift and protect against unauthorized changes, in line with best practices for cloud workload security.
Identity Protection
Our identity security portfolio acts as a force multipliers for security teams, allowing them to assume a more robust security posture and extend the capabilities of the Singularity Platform to protect user credentials. Our Singularity Identity solution detects and responds to identity-based attacks and finds attackers early, before they can exploit identities. Our identity solution also reduces the potential attack surface and proactively increases security by identifying misconfigurations and credential exposures that create attack paths for attackers to move laterally. Our identity security portfolio includes:
•Singularity Identity detects real-time identity attacks across the enterprise that target Active Directory and Active Directory (Azure AD). It delivers holistic identity threat detection and response including credential theft, privilege escalation, lateral movement, data cloaking, identity exposure, and more for zero trust cybersecurity.

•Singularity Ranger Active Directory uncovers vulnerabilities in Active Directory and Azure AD with a cloud-delivered, continuous identity assessment solution. It provides instant Active Directory visibility of misconfigurations, suspicious password changes, credential harvesting, unauthorized access, and more.
•Singularity Hologram lures network and insider threat actors into revealing themselves. Through misdirection of the attack with tactics including breadcrumbs and decoy accounts, files and IPs, organizations gain the advantage of time to detect, analyze, and stop an attacker without impacting enterprise assets.
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
Vigilance MDR
Vigilance MDR leverages the expertise of our in-house security analysts to review, act upon, and document every threat that our Singularity Platform autonomously identifies. It adds a human lens to cybersecurity understanding and augments our customers’ in-house security teams. Due to the autonomous nature of our Singularity Platform, Vigilance MDR provides rapid response times to threats. Our technology-powered digital forensics analysis and incident response offering takes Vigilance MDR two steps further and provides customers with a full-service solution and enables customers to benefit from world-class SOC operations with customized threat annotation and response. Vigilance MDR helps customers of all sizes augment their cybersecurity staff with a 24/7/365 globally-distributed operation which operates under the industry’s only publicly available Service Level Agreements.
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
Our Customers
As of January 31, 2023, we had over 10,000 customers using our Singularity Platform in approximately 80 countries. We are protecting the digital infrastructures of thousands of customers around the world, including large global enterprises, small and medium sized businesses, and government organizations. Our business does not depend on any single end customer. For a definition of customer, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Customers with ARR of $100,000 or More.”
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
Human Capital Resources
Our Team
As of January 31, 2023, we had over 2,100 full-time employees worldwide. We also engage temporary employees and consultants as needed to support our operations.
Our U.S.-based employees include team members in all key functions, including go-to-market, customer success, technology, product, and support. Each of our U.S. offices has a different functional focus but share a driven, customer-centric culture. Our headquarters in Mountain View, California is where the majority of our executive team, marketing, finance, legal, people and talent, and sales operations is located, which supports cross functional collaboration. Our office in Eugene, Oregon hosts our North American customer success and support team, as well as our sales development and inside sales teams. Having these teams together supports a highly collaborative and customer-focused site.
Our office in Tel Aviv, Israel benefits from Israel’s concentration of cybersecurity experts. This team draws from a deep pool of Israeli military cybersecurity and intelligence experts, product mavens, and general technical talent. Our office in Prague, Czech Republic houses research and product development functions to augment current teams across the globe and the expansion of our global engineering organization.
Our European head office is in Amsterdam, Netherlands, which we chose for its talent pool, language versatility, diversity, labor and tax laws, and central location in relation to our offices in the United States and Israel.
Our Dubai office is primarily focused on go-to-market activities in the Middle East and Africa and supports our new business efforts in connecting with both customers and partners across these regions.
Our Bangalore, India office houses engineering talent as well as supportive functions across general, administrative and go-to-market. The economic climate in India continues to expand with endless potential. We are excited to continue our investment across this beautiful country.
None of our employees are represented by a labor union or are a party to a collective bargaining arrangement. We have not experienced any work stoppages and we believe that our employee relations are strong.

Our Culture
Our mission is to Secure TomorrowTM and our purpose is to be a Force for Good. Our core values are at the foundation of our equitable culture and guide our approach on how we build and grow our business with all stakeholders:
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
Our Employee Value Proposition was designed using feedback from employees around the globe. It is our promise to all Sentinels and candidates on what to expect while working at SentinelOne. Here you will drive innovation, pushing the boundaries of cybersecurity to determine what’s next. Here you will build your future, with amazing benefits and tools to grow. Here you will enjoy your work, in a culture that is built on equity, integrity and autonomous action.
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
We received multiple workplace accolades in 2022.
•Fortune recognized the company as a Best Workplace in Technology, Best Medium Workplace, Best Workplace for Millennials, and Best Workplace in the Bay Area.
•Dun’s 100 list acknowledged SentinelOne as one of the Best High Tech Companies to Work for and one of the Top 10 High Tech Companies to Work for Parents in 2022.
•SentinelOne also achieved Great Place to Work certification for the USA, UK, France, India, and Netherlands in 2022.
•Comparably awarded SentinelOne with 14 distinctions in 2022, including Best Company for Diversity, Best Company for Women, Best CEO, Best Company Perks & Benefits, Best Company Compensation, Happiest Employees, Best Career Growth, Best CEOs for Diversity, Best CEOs for Women, Best Sales Team, Best Engineering Team, Best Places to Work in the Bay Area, Best Global Culture, and Best Company Outlook.
Our presence and engagement across all social media platforms continues to grow rapidly, a reflection of the market’s perception of us and our leadership as innovators in the cybersecurity space. We pride ourselves on offering employees an award-winning culture centered around trust and integrity, as together, we work to defeat every cyberattack with autonomous technology.
Retention and Talent Development
We believe that motivating and retaining talent at all levels is vital to our success. Our compensation and benefits program is intended to anticipate and meet the needs of our employees. In addition to base salary, these programs, which vary by country and region, include bi-annual bonuses, equity awards, an employee stock purchase plan, a 401(k) plan, including a 401(k) match in the United States, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation, wellness reimbursement, 16 weeks of gender-neutral parental leave and more. We have increased our investment in training and development and have rolled out several key programs as well as enabling our employees to access over 1,000 on demand webinars in technical and soft skills areas.
Since the COVID-19 pandemic, we continue to globally align our benefits to focus on business continuity and employee well-being. We have been very intentional with our efforts to support employees while working from home and in their return to the office. Further, we have enhanced and promoted programs to support employees’ physical and mental health and well-being. We have built a company that we believe thrives whether our employees are in offices or remote.
Diversity, Equity and Inclusion
We aim to cultivate and foster an inclusive workplace that is diverse, equitable, and inclusive, where Sentinels can fulfill their potential. We have developed a SentinelOne Diversity, Equity and Inclusion (DEI) framework that includes a commitment statement and a three-year roadmap focused on moving towards our long term DEI goals. We also have five key pillars to support our DEI initiatives.
•Diversifying our talent pipeline including targeting hiring diverse slates across key functional areas and targeting underrepresented groups through our University Recruiting program.
•Amplifying the power of communities through our Inclusion Networks including Women’s Inclusion Network, WIN@sentinelone; Black Inclusion Network, BLK@sentinelone; Pride Inclusion Network, Out@sentinelone; Latino Inclusion Network, Latinos@sentinelone and Veteran’s Inclusion Network, Served@sentinelone.
•Holding ourselves accountable through data and insights and publishing a DEI dashboard.
•Creating an equitable culture for all through strategic partnerships including Women in Cybersecurity (WiCys). Through the S Foundation, we offer grants and scholarships to organizations within our communities. And we have established partnerships that support and advocate for underrepresented groups in the workforce.
•Hearing all voices through our internal celebrations including Black History Month, Women’s History Month, Pride, and Hispanic Heritage Month. In addition, MentorOne program provides Sentinels the opportunity to mentor and be mentored to develop professionally.
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including its underlying infrastructure. Our most significant investments are in research and development to drive core technology innovation and bring new products to market. Research and development employees are located primarily in our Israel, India, and the Czech Republic offices, and remotely.
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
Our Singularity Platform offers our partners complete multi-tenancy and a superior level of management capability and flexibility with tiering, policy inheritance, and customizable role-based access control from the same console. Our data model and open architecture enable our partners to rapidly build and innovate across a wide range of use cases and deliver their products on top of our technology. As such, our partners are not our competitors but instead, act as force multipliers for our go-to-market investments.
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
As of January 31, 2023, we had 48 issued patents and 29 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. These issued patents are scheduled to expire on or around the years between 2033 and 2041 and cover various aspects of our platform and technology.
As of January 31, 2023, we had 7 trademark registrations in the United States, including registrations for “SentinelOne” and our logo. We also had 74 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including sentinelone.com and dataset.com.
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
These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise adversely affect our business, reputation, operating results and financial condition. However we believe we are currently in material compliance with such laws and regulations to which we are subject and do not currently expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks of our business associated with such laws and regulations.
Corporate Information
We were incorporated in the State of Delaware as Sentinel Labs, Inc. in January 2013. We changed our name to SentinelOne, Inc. in March 2021. Our principal executive offices are located at 444 Castro Street, Suite 400, Mountain View, California 94041. Our telephone number is (855) 868-3733. We completed our initial public offering (IPO) of shares of our Class A common stock in July 2021.
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
Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Definitive Proxy Statements on Schedule 14A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at www.sentinelone.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included before making a decision to invest in our Class A common stock. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 85% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
General Risk Factors
•Adverse economic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.

Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
We were founded in January 2013 and released our first endpoint security solution in February 2015. Our limited operating history and financial data may make it difficult to evaluate our current business, future prospects and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $378.7 million and $271.1 million for the fiscal years ended January 31, 2023 and 2022, respectively. As of January 31, 2023, we had an accumulated deficit of $1,000.4 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow or decline and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and global macro-economic issues, including global banking and finance related issues, rising interest rates, overall market downturns, inflation, supply chain disruptions, the COVID-19 pandemic or otherwise;
•changes in customer, distributor or reseller requirements or market needs;
•price competition;
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
•changes in the growth rate of endpoint security, cloud security and overall cybersecurity product platform and services sectors;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform;
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•our ability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macro-economic issues, including global banking and finance related issues, inflation, rising interest rates, market downturns and the effects of the COVID-19 pandemic, which would adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
•the cost and potential outcomes of litigation or other proceedings, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies;

•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, global banking and finance related issues, increased risk of inflation, rising interest rates, labor shortages and potential global recession.
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices. Our competitors may also have greater resources for research and development of new technologies, customer support and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform.
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of open artificial intelligence applications, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive products and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margin, increased net losses and loss of market share. Even if there is significant demand for endpoint and cloud security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we will have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cybersecurity providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing products and services from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, financial condition and operating results would be adversely affected.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general economic, macroeconomic and political conditions, both domestic and in our foreign markets, that could impact some or all regions where we operate, including any global economic slowdown, global banking and finance related issues, increased risk of inflation, rising interest rates, labor shortages and potential global recession, war, terrorism or armed conflict, including Russia’s invasion of Ukraine, or instability in the global system;
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

Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with, and customer adoption of, our platform. If the market for our platform does not achieve widespread adoption or there is a reduction in demand for our software or our services caused by a lack of customer acceptance, implementation challenges for deployment, technological challenges, competing technologies and services, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased revenue, which would adversely affect our business operations and financial condition.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. The war in Ukraine and associated activities in Ukraine and Russia has increased the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. The COVID-19 pandemic may have generally increased the attack surface available to criminals, as companies and individuals work online and remotely, which has increased the risk of a successful cyber security attack. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective.
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR and U.K. GDPR (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.
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
Our platform and product features are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt the functionality of our customers’ endpoints. We also make frequent updates to our platform, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.
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
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
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
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, if a high-profile cybersecurity incident occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely affect our ability to retain existing customers or attract new ones. In the last few years there have been many successful advanced cybersecurity incidents that have damaged several prominent companies in spite of strong information security measures. We expect that the risks associated with cybersecurity incidents and the costs of preventing such attacks will continue to increase in the future.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2021 we acquired Scalyr, a data analytics company and in May 2022 we acquired Attivo, a leading identity security and lateral movement protection company. We have also invested in certain privately held companies through our S Ventures fund. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities or other shortcomings involved in an acquisition. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our customers or investors.
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
•higher than expected costs to bring the acquired company’s IT infrastructure up to our standards;
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
•failing to achieve the expected benefits of the acquisition or investment; and
•litigation or other claims in connection with the acquired company, including claims from or against terminated employees, customers, current and former stockholders or other third parties.
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
Our platform is hosted by third-party cloud hosting providers including Amazon Web Services (AWS). Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by such cloud hosting providers, and currently our cloud service infrastructure is primarily run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by our cloud hosting providers, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase as our customer base grows, which could adversely affect our business, operating results and financial condition.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 90%, 92%, and 96% of our revenue for fiscal 2023, 2022, and 2021, respectively. Our largest channel partner for fiscal 2023, 2022, and 2021, was Exclusive Networks. We generated 18%, 18%, and 19% of our revenue from Exclusive Networks for fiscal 2023, 2022, and 2021, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
We are also exposed to credit and liquidity risks and our operating results will be harmed if our partners were to become unable or unwilling to pay us at all or in a timely manner, terminate their relationships with us or go out of business. Although we have programs in place that are designed to monitor and mitigate such risks, we cannot guarantee these programs will be effective in reducing our risks. If we are unable to adequately control these risks, our business, operating results, and financial condition would be harmed. If partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which would adversely affect our business, operating results, and financial condition. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.
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

•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although SentinelOne is currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it would restrict our ability to sell to government customers;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, data privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
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
•instability in the global banking system;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 1,200 employees as of January 31, 2022, to over 2,100 employees as of January 31, 2023. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.

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
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, we have observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular, often undertake a significant evaluation process that further lengthens our sales cycle.
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
We have limited experience with respect to determining the optimal prices for our platform. As the market for endpoint security matures, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to effectively optimize our prices through increases or decreases, attract new customers at our offered prices or based on the same pricing model as we have used historically. Further, competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. This could lead customers to demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features without corresponding increases in price, which would adversely affect our business, operating results, and financial condition.
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
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Failure of or disruption to our infrastructure or third-party hosting service providers could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with credit, partial refunds or termination rights. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our consolidated balance sheets for such commitments. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
Our business is subject to the risks of warranty claims, product returns and product defects from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our platform also entails the risk of product liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our platform by our employees, customers and third-parties, however, these measures may not fully or effectively protect our platform from unauthorized access.
Additionally, we typically provide indemnification to customers, partners or other third parties we do business with for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our master subscription agreement. We also provide limited liability in the event of certain breaches of our master subscription agreement. Certain of these contractual provisions survive termination or expiration of the applicable agreement. To date, we have not incurred any material costs because of such obligations. However, as we continue to grow, indemnification claims against us for the obligations listed will increase.
When our customers or other third parties we do business with make intellectual property rights or other indemnification claims against us, we will incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.

Additionally, our platform may be used by our customers and other third parties who obtain access to our solutions for purposes other than for which our platform was intended.
We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover the claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have remediated warranty claims would cause us to incur significant expense or cause us to cease offering warranties which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the continuing effects of the COVID-19 pandemic, overall macroeconomics and workforce participation rates.
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

Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines, it may adversely affect our ability to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Although we have entered into employment agreements with our key employees, these agreements are on an “at-will” basis, meaning they are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United

States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.
Third parties have claimed and may claim that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results, and financial condition.
Third parties have claimed, and may claim in the future, that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our channel partners, our alliance partners, our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. We expect the number of such claims to increase as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase. We generally agree in our customer and partner contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. In May 2021, and thereafter, we have received communications from International Business Machines Corporation (IBM), alleging that we infringe on U.S. patents held by IBM. We have also asserted that IBM infringes certain patents held by us. To date, no litigation has been filed in this matter. Based on our review of the patents at issue, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that litigation will not commence, or that we will be successful in such litigation or reaching a business resolution that is satisfactory to us. In November 2022 we received communications from AT&T alleging that our platform integrated into an AT&T offering is subject to a third-party patent infringement claim and that we may be required to indemnify AT&T. To date, no litigation has been filed in this matter. Based on our review and analysis of the matter and allegations at issue, we are vigorously contesting the indemnity claim, although, there can be no assurances that litigation will not commence, that we will be successful in such litigation, or that we will reach a satisfactory business resolution.

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
We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business, including our financial conditions, cash flows and results of operations could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. Third-party software we rely on may be updated infrequently, unsupported or subject to vulnerabilities that may not be patched in a timely manner, any of which may expose our solutions to vulnerabilities. As a result, our business, operating results, and financial condition would be adversely affected.
Some of our technology incorporates “open source” software, which could negatively affect our ability to sell our platform and subject us to possible litigation.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which they are not typically required to maintain and update, and they can change the license terms on which they offer the open source software. Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. In addition, the wide availability of source code used in our solutions could expose us to security vulnerabilities.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon our use and distribution of the open source software. If we combine and distribute our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release combined the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solution, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our services. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.
The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our operating results and financial condition, or cause delays by requiring us to devote additional research and development resources to change our solution.
Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including governmental export and import controls, sanctions and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology is subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other U.S. government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The United States and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
We receive, store, and process some personal information from our employees, customers, the employees of our customers, and our end users. This personal information is hosted by our third-party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure to comply with laws, regulations and industry standards regarding personal information or other information could adversely affect our business, operating results and financial condition.
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
In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably, but not necessarily limited to, we may be subject to:
•Controlling the Assault of Non-Solicited Pornography And Marketing Act (CAN-SPAM) and similar state consumer protection laws regarding the use of telephones and text messaging for marketing purposes.
•Section 5(a) of the Federal Trade Commission (FTC) Act for violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure, resulting in a finding of an unfair act or practice.
•The CCPA, effective since January 1, 2020, which created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. A ballot initiative called the California Privacy Rights Act, or CPRA, took effect January 1, 2023 (with a look back to January 2022), with enforcement beginning on July 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency, known as the California Privacy Protection Agency, that will be vested with authority to implement and enforce the CCPA and the CPRA. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business.
•Other states have followed California: Virginia enacted the Virginia Consumer Data Protection Act that also became effective January 1, 2023; Colorado enacted its Colorado Privacy Act, which will become effective July 1, 2023; Connecticut passed the Connecticut Data Privacy Act (CDPA), which will become effective July 1, 2023; and Utah enacted the Utah Consumer Privacy Act (UCPA), which will become effective December 31, 2023; and as the year 2023 began, four states had pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.
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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and electronic marketing. In the E.U. and the U.K., informed opt-in consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of the ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California.
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
Risks Related to Financial and Accounting Matters
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, result in significant costs and may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the applicable listing standards of the New York Stock Exchange (NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our annual reports on Form 10-K filed with the SEC beginning in fiscal year 2023. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Our management is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting.
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
Being a public company requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.
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
As of January 31, 2023, we had aggregate U.S. federal and state net operating loss carryforwards of $651.1 million and $338.3 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2024. In addition, as of January 31, 2023, we had federal research and development credit carryforwards of $2.0 million, which will begin to expire in 2037, and state research and development credit carryforwards of $2.0 million, which do not expire. We also had foreign net operating loss carryforwards of $289.8 million, as of January 31, 2023, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to stock-based compensation, the period of benefit for deferred contract acquisition costs, standalone selling prices for each performance obligation, useful lives of long-lived assets, the incremental borrowing rate used for operating lease liabilities, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the continuing effects of the COVID-19 pandemic, the conflict in Ukraine, inflation, rising interest rates, instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 85% of the voting power of our capital stock as of January 31, 2023, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of January 31, 2023, the holders of our outstanding Class B common stock held approximately 85% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our Final Prospectus, or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including U.S. and global macro-economic issues, including global banking and finance related issues, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the COVID-19 pandemic and the war in Ukraine, and proposed judicial reform in Israel, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions, we have recently observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets. We expect the macroeconomic conditions impacting demand to persist in the near-term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
Moreover, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our platform, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets.
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
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. We have experienced, and may continue to experience negative impacts on certain parts of our business. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are uncertain and cannot be accurately predicted.
Measures we have taken to mitigate the spread of the virus could negatively affect our customer success efforts, delay and lengthen our sales cycle for some prospective customers and delay the delivery of professional services and trainings to our customers, impact our marketing, sales and support efforts, reduce employee efficiency and productivity, increase employee attrition, and create operational or other challenges, any of which could harm our business and results of operations.
We do not yet know the full extent of potential impacts on our business, operations or on the global economy as a whole, particularly if the COVID-19 pandemic persists for an extended period of time. Potential impacts include but are not limited to:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;
•we have opened our offices in accordance with local ordinances, however, most of our employees continue to work from home and a substantial number may continue to do so for the foreseeable future, which may present challenges to employee collaboration, productivity and retention;
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
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
•provide that our board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Mountain View, California, where we occupy over 10,000 square feet of office space pursuant to a lease that expires in February 2028 subject to the terms thereof. Our headquarters was built to reflect our corporate culture, operational needs, and dedication to employee happiness. We lease additional offices in the United States and around the world, including in the Czech Republic, France, Israel, and United Arab Emirates. We believe that our current facilities are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 13 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
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
Holders of Record
As of March 24, 2023, we had 70 holders of record of our Class A common stock and 69 holders of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended January 31, 2023, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock and Concurrent Private Placement
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that Section, and shall not be deemed to be incorporated by reference into any filing of SentinelOne, Inc. under the Securities Act or Exchange Act generally.
We have presented below the cumulative total return to our stockholders between June 30, 2021 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2023 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. Such returns are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

SentinelOne's Stock Price Performance*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
SentinelOne Inc.
S&P 500
S&P 500 Information Technology

\$100 invested on 6/30/21 in SentinelOne Stock, or S&P500 Index, or S&P 500 Information Technology Index

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2023, 2022, and 2021 are referred to herein as fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we” “our” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on April 7, 2022.

Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered Singularity Platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks - performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of January 31, 2023, we had over 10,000 customers, increasing from over 6,700 customers as of January 31, 2022. We had 905 customers with ARR of $100,000 or more as of January 31, 2023, up from 520 customer with ARR of $100,000 or more as of January 31, 2022. As of January 31, 2023 and 2022, no single end customer accounted for more than 4% of our ARR. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. Our revenue outside of the United States represented 35% and 32% for fiscal 2023 and 2022, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $422.2 million, $204.8 million, and $93.1 million for fiscal 2023, 2022, and 2021, respectively, representing year-over-year growth of 106% and 120%, respectively. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2023, 2022, and 2021 was $378.7 million, $271.1 million, and $117.6 million, respectively.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue (ARR)
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

	As of January 31,
	2023	2022	2021

	(in thousands)
Annualized recurring revenue	$548,652	$292,341	$130,825
ARR grew 88% year-over-year to $548.7 million for fiscal 2023, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers. ARR is an operational metric, and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.
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

	As of January 31,
	2023	2022	2021

	(in thousands)
Customers with ARR of $100,000 or more	905	520	219
Customers with ARR of $100,000 or more grew 74% year-over-year to 905 for fiscal 2023, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate (NRR)
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time.

	As of January 31,
	2023	2022	2021

Dollar-based net retention rate	132%	129%	117%
Our dollar-based net retention rate was 132% as of January 31, 2023, driven by existing customers primarily from expansion of the number of endpoints and purchases of additional modules. NRR is an operational metric, and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee salaries, commissions, benefits, bonuses, stock-based compensation, travel and entertainment related expenses, advertising, branding and marketing events, promotions, and software and subscription services. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of four years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the average contractual term of the renewal.
We expect sales and marketing expenses to increase in absolute dollars as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base, but to decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, bonuses, stock-based compensation, and other expenses for our executive, finance, legal, people team, and facilities organizations. General and administrative expenses also include external legal, accounting, other consulting, and professional services fees, software and subscription services, and other corporate expenses.
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
Provision for Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business and a one-time benefit from the release of valuation allowance as a result of the Attivo business combination. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Revenue	$422,179	$204,799	$93,056
Cost of revenue(1)	144,177	81,677	39,332
Gross profit	278,002	123,122	53,724
Operating expenses:
Research and development(1)	207,008	136,274	62,444
Sales and marketing(1)	310,848	160,576	77,740
General and administrative(1)	162,722	93,504	29,059
Total operating expenses	680,578	390,354	169,243
Loss from operations	(402,576)	(267,232)	(115,519)
Interest income	21,408	202	231
Interest expense	(1,830)	(787)	(1,401)
Other expense, net	(1,293)	(2,280)	(424)
Loss before income taxes	(384,291)	(270,097)	(117,113)
Provision (benefit) for income taxes	(5,613)	1,004	460
Net loss	$(378,678)	$(271,101)	$(117,573)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$10,093	$3,618	$308
Research and development	51,771	35,358	6,590
Sales and marketing	40,115	15,460	3,835
General and administrative	62,487	33,453	5,179
Total stock-based compensation expense	$164,466	$87,889	$15,912

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2023	2022	2021

	(as a percentage of total revenue)
Revenue	100	100%	100%
Cost of revenue	34	40	42
Gross profit	66	60	58
Operating expenses:
Research and development	49	67	67
Sales and marketing	74	78	84
General and administrative	39	46	31
Total operating expenses	161	191	182
Loss from operations	(95)	(130)	(124)
Interest income	5	—	—
Interest expense	—	—	(2)
Other expense, net	—	(1)	—
Loss before income taxes	(91)	(132)	(126)
Provision (benefit) for income taxes	(1)	—	—
Net loss	(90)%	(132)%	(126)%

Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$422,179	$204,799	$217,380	106%
Revenue increased by $217.4 million, or 106%, from $204.8 million for fiscal 2022 to $422.2 million for fiscal 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. In addition, there was an increase of $28.6 million derived from revenue resulting from the Attivo acquisition.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$144,177	$81,677	$62,500	77%
Gross profit	$278,002	$123,122	$154,880	126%
Gross margin	66%	60%

Cost of revenue increased by $62.5 million from $81.7 million for fiscal 2022 to $144.2 million for fiscal 2023, primarily due to an increase of $26.4 million in overhead costs due to increase in our personnel to support overall growth, higher third-party cloud infrastructure expenses from increased data usage of $17.7 million, and an increase of $13.8 million from amortization of intangible assets. Gross margin increased from 60% for fiscal 2022 to 66% for fiscal 2023, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$207,008	$136,274	$70,734	52%
Research and development expenses increased from $136.3 million in fiscal 2022 to $207.0 million in fiscal 2023, primarily due to an increase in personnel-related expenses of $45.7 million, including an increase of $15.7 million related to stock-based compensation expense as a result of increased headcount, an increase of $16.8 million in third-party cloud infrastructure expenses incurred in developing our platform and modules, and an increase of $6.1 million related to allocated overhead costs as a result of increased headcount.
Sales and Marketing

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$310,848	$160,576	$150,272	94%
Sales and marketing expenses increased from $160.6 million in fiscal 2022 to $310.8 million in fiscal 2023, primarily due to an increase in personnel-related expenses of $103.2 million, including an increase of $24.7 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $17.4 million in marketing-related expenses, an increase of $9.6 million related to allocated overhead costs as a result of increased headcount, and the remaining increase is primarily a result of increased travel and entertainment expenses.
General and Administrative

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$162,722	$93,504	$69,218	74%
General and administrative expenses increased from $93.5 million in fiscal 2022 to $162.7 million in fiscal 2023, primarily due to an increase in personnel-related expenses of $57.0 million, including an increase of $29.0 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase of $14.1 million in outside consulting services, legal, audit, tax and software subscription expenses.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$21,408	$202	$21,206	10498%
Interest expense	$(1,830)	$(787)	$(1,043)	133%
Other income (expense), net	$(1,293)	$(2,280)	$987	(43)%
Interest income increased $21.2 million as a result of interest earned on investments, which we did not have in fiscal year 2022. Interest expense increased due to the amortization of the discount related to Attivo indemnity escrow liability. The decrease in other expense, net is primarily due to net foreign currency exchange gains.
Provision for Income Taxes

	Year Ended January 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$(5,613)	$1,004	$(6,617)	(659)%
The provision for income taxes decreased primarily as a result of the application of our deferred tax assets with a full valuation allowance to net deferred tax liability of Attivo acquired intangibles.

Liquidity and Capital Resources
In July 2021, upon completion of our IPO and the concurrent private placement, we received net proceeds of $1.4 billion, after deducting underwriters’ discounts and commissions and estimated offering expenses of $81.6 million. We did not pay any underwriting discounts or commissions with respect to shares that were sold in the private placement.
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under our loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1,000.4 million and $621.7 million as of January 31, 2023 and 2022, respectively. We expect these losses and operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of January 31, 2023 and 2022, our principal source of liquidity was cash, cash equivalents, and investments of $1.2 billion and $1.7 billion, respectively.
In the short term, we believe that our existing cash, cash equivalents, and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. In the long term, our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. While some of our cash, cash equivalents and short-term investments were held at SVB prior to its closure, in light of the FDIC’s announcement that depositors of the institution will be made whole, we currently have full access to these funds. We hold our cash, cash equivalents, and investments with a diverse group of banking partners and, as a result, we have not experienced a material impact to our business as a result of SVB’s closure. However, any instability in the global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our platform.
The following table shows a summary of our cash flows for the periods presented:

	Years Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(193,287)	$(95,588)	$(66,570)
Net cash used in investing activities	$(1,312,666)	$(19,743)	$(6,265)
Net cash provided by financing activities	$36,308	$1,387,124	$423,978
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
Cash used in operating activities during fiscal 2023 was $193.3 million, primarily consisting of our net loss of $378.7 million, and $35.4 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $220.8 million. The main drivers of the changes in operating assets and liabilities were a $61.3 million increase in deferred contract acquisition costs, a $44.4 million increase in accounts receivable due to timing of cash received from customers, a $14.5 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs, and a $7.2 million decrease in accrued payroll and benefits. These amounts were partially offset by a $92.5 million increase in deferred revenue resulting primarily from increased subscription contracts.
Cash used in operating activities during fiscal 2022 was $95.6 million, primarily consisting of our net loss of $271.1 million, adjusted for non-cash items of $119.9 million and net cash inflows of $55.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $115.1 million increase in deferred revenue, resulting primarily from increased subscription contracts, a $41.5 million increase in accrued payroll and benefits due to increased headcount, a $24.2 million increase in accrued and other liabilities primarily due to net invoices received from vendors. These amounts were partially offset by a $59.1 million increase in accounts receivable due to an increase in sales, a $53.6 million increase in deferred contract acquisition costs, a $7.3 million increase in prepaid expenses and other assets, primarily due to annual insurance renewal and prepaid sponsorship costs and a $2.1 million decrease in accounts payable due to timing of payments.
Investing Activities
Cash used in investing activities during fiscal 2023 was $1,312.7 million, consisting of $1,938.0 million of investment purchases, $281.0 million of net cash paid for the acquisition of Attivo, $13.5 million of capitalized internal-use software costs, and $5.0 million of purchases of property and equipment to support additional office facilities, partially offset by $925.2 million of investment maturities.
Cash used in investing activities during fiscal 2022 was $19.7 million, consisting of $6.0 million of cash paid for purchases of strategic investments, $3.4 million of cash paid for the acquisition of Scalyr, $5.8 million of capitalized internal-use software costs, and $3.7 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during fiscal 2023 was $36.3 million, consisting of $19.2 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan, $17.3 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
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
Contractual Obligations and Commitments
Our operating lease obligations as of January 31, 2023 were approximately $30.4 million, with $4.8 million expected to be paid within 12 months and the remainder thereafter. Our operating leases are related to leased facilities under operating lease agreements expiring through fiscal 2029. We have office facility operating leases in the United States, the Czech Republic, France, Israel, United Arab Emirates, and other countries. See Note 7, Leases, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Our purchase obligations as of January 31, 2023 were approximately $871.5 million, with $81.9 million expected to be paid within 12 months and the remainder thereafter. Our purchase obligations primarily relate to a non-cancellable purchase commitment entered in February 2023 with our cloud infrastructure vendor for a total net value of $860.0 million over the next six years. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding this subsequent event.
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
Business Combinations
We account for our acquisitions using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, forecasted revenue, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
Interest Rate Risk
As of January 31, 2023, we had $1.2 billion of cash, cash equivalents, and investments, which consist of money market funds, commercial paper, corporate notes and bonds and U.S. government securities. We also had $64.5 million of restricted cash as of January 31, 2023 primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2023. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $9.7 million for fiscal 2023. The hypothetical impact in fiscal 2022 and 2021 would not have been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions – Acquisition of Attivo — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
On May 3, 2022, the Company completed the acquisition of Attivo Networks, Inc. for consideration of $534.8 million. The Company accounted for the acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including $77.6 million of customer relationships and $63.2 million of developed technology.

We identified forecasted revenue used in the valuation of customer relationships and developed technology as a critical audit matter because it requires management to make significant estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted revenue included the following, among others:
•Assessed the reasonableness of forecasted revenue, by performing a retrospective review of the forecasted revenue and comparing it to (1) historical revenue results of the acquired business, (2) historical and forecasted revenue of peer companies in industry, and (3) communications with the Board of Directors.
Revenue Recognition — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company generates substantially all its revenue from subscriptions to its Singularity Platform. This includes subscription, premium support and maintenance and other Singularity Modules, which are distinct performance obligations and are recognized ratably over the subscription term as the performance obligations are satisfied. To determine the amount and pattern of revenue recognition, management identifies and evaluates the relevant contractual terms in its customer contracts based on its accounting policy (collectively “contract terms and conditions”).
Given the significance of the proper identification and evaluation of contract terms and conditions to the amount and pattern of revenue recognition, performing audit procedures to evaluate whether management properly identified the relevant contract terms and conditions that impact the amount and pattern of revenue recognition required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of management’s identification of the relevant contract terms and conditions that impact the amount and pattern of revenue recognition included the following, among others:
•We assessed management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
•We selected a sample of recorded revenue transactions and contracts entered into during the period and performed the following procedures:
◦Obtained and read customer source documents and the contract, including master agreements and related amendments, to evaluate if relevant contract terms and conditions have been appropriately identified by management.
◦Evaluated the appropriateness of management’s determination of the impact of those terms and conditions on the amount and pattern of revenue recognition.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2023
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2023 and 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023, of the Company and our report dated March 29, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Attivo Networks, which was acquired in May 2022, and whose financial statements constitute approximately 0.5% of total assets as of January 31, 2023 and approximately 7% of total revenue during the year ended January 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Attivo Networks.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2023

SENTINELONE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$137,941	$1,669,304
Short-term investments	485,584	374
Accounts receivable, net	151,492	101,491
Deferred contract acquisition costs, current	37,904	27,546
Prepaid expenses and other current assets	101,812	18,939
Total current assets	914,733	1,817,654
Property and equipment, net	38,741	24,918
Operating lease right-of-use assets	23,564	23,884
Long-term investments	535,422	6,000
Deferred contract acquisition costs, non-current	55,536	41,022
Intangible assets, net	145,093	15,807
Goodwill	540,308	108,193
Other assets	5,516	4,703
Total assets	$2,258,913	$2,042,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,214	$9,944
Accrued liabilities	100,015	22,657
Accrued payroll and benefits	54,955	61,150
Operating lease liabilities, current	3,895	4,613
Deferred revenue, current	303,200	182,957
Total current liabilities	473,279	281,321
Deferred revenue, non-current	103,062	79,062
Operating lease liabilities, non-current	23,079	24,467
Other liabilities	2,788	6,543
Total liabilities	602,208	391,393
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of January 31, 2023 and 2022, and no shares issued and outstanding as of January 31, 2023 and 2022	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of January 31, 2023 and 2022; 222,951,206 and 162,666,515 shares issued and outstanding as of January 31, 2023 and 2022, respectively	21	16
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of January 31, 2023 and 2022; 63,812,651 and 107,785,100 shares issued and outstanding as of January 31, 2023 and 2022, respectively	8	11
Additional paid-in capital	2,663,394	2,271,980
Accumulated other comprehensive income (loss)	(6,367)	454
Accumulated deficit	(1,000,351)	(621,673)
Total stockholders’ equity	1,656,705	1,650,788
Total liabilities and stockholders’ equity	$2,258,913	$2,042,181

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$422,179	$204,799	$93,056
Cost of revenue	144,177	81,677	39,332
Gross profit	278,002	123,122	53,724
Operating expenses:
Research and development	207,008	136,274	62,444
Sales and marketing	310,848	160,576	77,740
General and administrative	162,722	93,504	29,059
Total operating expenses	680,578	390,354	169,243
Loss from operations	(402,576)	(267,232)	(115,519)
Interest income	21,408	202	231
Interest expense	(1,830)	(787)	(1,401)
Other expense, net	(1,293)	(2,280)	(424)
Loss before income taxes	(384,291)	(270,097)	(117,113)
Provision (benefit) for income taxes	(5,613)	1,004	460
Net loss	$(378,678)	$(271,101)	$(117,573)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.36)	$(1.56)	$(3.31)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	277,802,861	174,051,203	35,482,444

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(378,678)	$(271,101)	$(117,573)
Other comprehensive income (loss):
Changes in unrealized losses on investments	(6,821)	—	—
Foreign currency translation adjustments	—	289	366
Total comprehensive loss	$(385,499)	$(270,812)	$(117,207)
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2020	113,523,948	$201,826	33,550,809	$1	$8,986	$(201)	$(232,999)	$(224,213)
Issuance of Series E Preferred Stock, net of issuance costs of $0.1 million	31,405,183	152,539	—	—	—	—	—	—
Issuance of Series F Preferred Stock, net of issuance costs of $0.1 million	22,128,982	266,774	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	5,358,692	1	4,607	—	—	4,608
Issuance of common stock upon exercise of warrants	—	—	321,802	—	200	—	—	200
Issuance of common stock for services provided	—	—	11,013	—	47	—	—	47
Vesting of early exercised options	—	—	—	—	71	—	—	71
Stock based compensation expense	—	—	—	—	15,958	—	—	15,958
Foreign currency translation adjustments	—	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	—	(117,573)	(117,573)
Balances as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	9,793,331	10	14,611	—	—	14,621
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of restricted stock units	—	—	15,218	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	381,716	—	11,356	—	—	11,356
Vesting of early exercised options	—	—	—	—	572	—	—	572
Issuance of common stock and awards assumed in connection with acquisition	—	—	7,277,214	1	120,319	—	—	120,320
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock-based compensation	—	—	—	—	92,668	—	—	92,668
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(271,101)	(271,101)
Balances as of January 31, 2022	—	—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

Issuance of common stock upon exercise of options	—	—	7,650,525	1	17,334	—	—	17,335
Vesting of restricted stock units	—	—	1,303,854	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,335,183	—	19,159	—	—	19,159
Cancellation of holdback shares	—	—	(9,551)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	103	—	—	103
Issuance of common stock in connection with acquisition	—	—	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	—	—	168,486	—	—	168,486
Other comprehensive loss	—	—	—	—	—	(6,821)	—	(6,821)
Net loss	—	—	—	—	—	—	(378,678)	(378,678)
Balance as of January 31, 2023	—	—	286,763,857	29	2,663,394	(6,367)	(1,000,351)	1,656,705

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended January 31,
	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(378,678)	$(271,101)	$(117,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,721	7,909	2,837
Amortization of deferred contract acquisition costs	36,417	21,670	11,518
Non-cash operating lease costs	3,559	2,862	3,085
Stock-based compensation expense	164,466	87,889	15,912
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	(12,217)	—	—
Other	(1,187)	(456)	(22)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(44,442)	(59,082)	(8,320)
Prepaid expenses and other current assets	(14,499)	(7,319)	(9,438)
Deferred contract acquisition costs	(61,289)	(53,565)	(26,934)
Accounts payable	3,670	(2,076)	7,429
Accrued liabilities	4,976	18,080	1,374
Accrued payroll and benefits	(7,205)	41,462	7,758
Operating lease liabilities	(5,320)	(3,139)	(3,261)
Deferred revenue	92,496	115,142	49,065
Other liabilities	(3,755)	6,136	—
Net cash used in operating activities	(193,287)	(95,588)	(66,570)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,953)	(3,653)	(3,283)
Purchases of intangible assets	(407)	(802)	(224)
Capitalization of internal-use software	(13,452)	(5,839)	(2,758)
Purchases of investments	(1,938,007)	(6,000)	—
Maturities of investments	925,185	—	—
Cash paid for acquisition, net of cash acquired	(281,032)	(3,449)	—
Net cash used in investing activities	(1,312,666)	(19,743)	(6,265)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	152,539
Proceeds from issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	266,774
Payments of deferred offering costs	(186)	(7,416)	—
Proceeds from revolving line of credit	—	—	19,857
Repayment of debt	—	(20,000)	(20,000)
Proceeds from exercise of stock options	17,335	14,622	4,608
Proceeds from exercise of warrants	—	—	200
Proceeds from issuance of common stock under the employee stock purchase plan	19,159	11,356	—
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	—	1,388,562	—
Net cash provided by financing activities	36,308	1,387,124	423,978
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,146	289
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,469,645)	1,272,939	351,432
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	1,672,051	399,112	47,680
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$202,406	$1,672,051	$399,112
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17	$409	1,379
Income taxes paid, net	$500	$583	298
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$4,020	$4,779	46
Property and equipment purchased but not yet paid	$203	$913	78

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Vesting of early exercised stock options	$103	$575	71
Deferred offering costs accrued but not yet paid	$—	$186	—
Issuance of common stock and assumed equity awards in connection with acquisition	$186,332	$120,319	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$621,139	—
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2023, 2022 and 2021 refer to the fiscal years ended January 31, 2023, January 31, 2022 and January 31, 2021, respectively.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, stock-based compensation, the period of benefit for deferred contract acquisition costs, useful lives of long-lived assets and intangibles, the valuation of intangibles acquired as part of a business combination, and accounting for income taxes. Actual results could differ from those estimates.
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
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue and long-lived assets by geography, see Notes 3 and 12, respectively.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Some of our end customers are entitled to receive service level commitment credits, in which we may be contractually obligated to provide partial refunds, and in rare instances, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined guarantees of performance levels or service response affecting the defined guarantees of performance levels or service response rates, and accordingly, estimated refunds related to service level commitment credits in the consolidated financial statements were not material during fiscal 2023, 2022 and 2021.
None of our contracts contain a significant financing component. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.
(iv)    Allocation of the Transaction Price to the Performance Obligations in the Contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the transaction price to each performance obligation based on relative SSP. Certain arrangements include variable consideration that is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we may allocate the variable amount to each distinct service period within the series (i.e. direct allocation).
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
Certain arrangements include variable consideration related either to transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (1) recognize revenue as each distinct service period is performed, (2) recognize the estimate of variable consideration ratably over the period to which it relates, or (3) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period.
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
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform, personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, and allocated overhead costs.
Research and Development
Research and development costs are expensed as incurred, unless they qualify for recognition as capitalized internal-use software. Research and development expenses consist primarily of personnel-related costs, including

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
salaries, benefits, bonuses, and stock-based compensation, consulting fees, software and subscription services, third-party cloud infrastructure expenses incurred in developing our platform and modules, and allocated overhead costs.
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $12.3 million, $8.4 million, and $6.2 million for fiscal 2023, 2022 and 2021, respectively.
Stock-Based Compensation
We account for stock-based awards issued to employees, directors, and non-employee consultants based on the fair value of the awards at grant date. The fair value of stock option awards granted and rights to purchase shares under our employee stock purchase plan (ESPP) are generally estimated using the Black-Scholes option pricing model. Stock-based compensation expense for awards with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period of the awards. Forfeitures are accounted for in the period in which they occur.
We granted certain awards that have both service-based vesting conditions and performance-based milestones. We recognize stock-based compensation expense on a graded basis over the total requisite service period for each separately vesting portion of the performance tranches related to these performance milestone options.
We also granted stock option awards with a service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer. These stock options will vest upon the occurrence of our IPO (the performance-based vesting condition) and the achievement of certain milestone events and our share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period. For these awards, stock-based compensation expense is recognized using the accelerated attribution method over the requisite implied service period when it is probable the performance-based vesting condition will be achieved.
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
We recognize income tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. We recognize penalties and accrued interest related to unrecognized tax benefits as income tax expense, in the consolidated statements of operations.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock, and early exercised stock options as the holders do not have a contractual obligation to share in our losses.
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds. Restricted cash consists of the Attivo indemnity escrow fund and collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current and non-current, are included within prepaid expenses and other current assets and other assets, respectively, on our consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2023	2022
Cash and cash equivalents	$137,941	$1,669,304
Restricted cash, current	61,264	—
Restricted cash, non-current	3,201	2,747
	$202,406	$1,672,051
Investments
We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Investments not considered cash equivalents, and with maturities of one year or less from the consolidated balance sheet date, are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. We classify our investments as available-for-sale securities and present them within assets. Our investments are recorded at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss). When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of 18 months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio.
We did not identify any credit losses on investments as of January 31, 2023 and 2022. Realized gains and losses on the sale of investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. There were no realized gains or losses on the sale of investments during fiscal 2023, 2022 and 2021.
Strategic Investments
Our strategic investments consist of non-marketable equity and debt investments in privately held companies. We elect to apply the measurement alternative and record non-marketable equity investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable debt securities are classified as available-for-sale and are recorded at their estimated fair value with changes in fair value recorded through accumulated other comprehensive income (loss).
Strategic investments are included within long-term investments on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during fiscal 2023, 2022 and 2021.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts reported on the consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and accrued payroll and benefits approximate their respective fair values due to their short-term nature.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, and accounts receivable. We maintain our cash, cash equivalents, restricted cash, and investments with high-credit-quality financial institutions mainly in the U.S. and Israel. We have not experienced any credit losses relating to our cash, cash equivalents, restricted cash, and investments. For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. We perform periodic credit evaluations of our customers and generally do not require collateral.
The only channel partner that represented 10% or more of accounts receivable, net for the periods presented was as follows:

	As of January 31,
	2023	2022
Channel partner A	20%	18%

There were no end customers that represented 10% or more of accounts receivable as of January 31, 2023 or 2022.

Channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Year Ended January 31,
	2023	2022	2021
Channel partner A	18%	18%	19%
Channel partner B	*	*	13%
*Less than 10%
There were no end customers that represented 10% or more of total revenue for fiscal 2023, 2022 and 2021.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. The allowance for doubtful accounts balance was $0.8 million and $0.3 million as of January 31, 2023 and 2022, respectively.
Deferred Contract Acquisition Costs
We capitalize sales commissions and associated payroll taxes that are incremental to obtaining a customer contract, which are recorded as deferred contract acquisition costs on the consolidated balance sheets. Sales

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commissions for the renewal of a contract are not considered commensurate with commissions paid for the initial contracts, given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid on a new contract are amortized on a straight-line basis over an estimated period of benefit of four years, while commissions paid on renewal contracts are amortized over the average contractual term of the renewal. We determine the estimated period of benefit based on both quantitative and qualitative factors, including the duration of our relationships with customers and the estimated useful life of our technology. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations.
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2023, 2022 and 2021.
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
Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. No impairment loss was recorded during fiscal 2023, 2022 and 2021.
Goodwill is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. The impairment test consists of a qualitative assessment to determine if the quantitative assessment is required. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, net of related income tax effect, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. We did not recognize any impairment of goodwill during fiscal 2023 and 2022.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
We account for our acquisitions using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, forecasted revenue, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 15 for additional information regarding our acquisitions.
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
We did not have any material finance leases during fiscal 2023, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized in accordance with Accounting Standards Codification Topic 606 as if the acquirer had originated the contracts. Previously, contract assets and contract liabilities were measured at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We early adopted this guidance on February 1, 2022, which did not have a material impact at the time of adoption on our consolidated financial statements.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2023		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
United States	$276,443	65%	$140,034	68%	$65,497	70%
International	145,736	35	64,765	32	27,559	30
Total	$422,179	100%	$204,799	100%	$93,056	100%
No single country other than the United States represented 10% or more of our revenue during fiscal 2023, 2022 and 2021.
The following table summarizes revenue from contracts by type of customer for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2023		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$380,857	90%	$187,541	92%	$88,954	96%
Direct customers	41,322	10	17,258	8	4,102	4
Total	$422,179	100%	$204,799	100%	$93,056	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $1.5 million as of both January 31, 2023 and 2022.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $406.3 million and $262.0 million as of January 31, 2023 and 2022, respectively. We recognized revenue of $195.9 million, $95.5 million and $53.8 million for fiscal 2023, 2022 and 2021, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of January 31, 2023, our remaining performance obligations were $609.4 million, of which we expect to recognize 85% as revenue over the next 24 months, with the remainder to be recognized thereafter.
Capitalized contract costs were $93.4 million and $68.6 million as of January 31, 2023 and 2022, respectively. Amortization expense of contract costs was $36.4 million, $21.7 million, and $11.5 million for fiscal 2023, 2022 and 2021 respectively. We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2023, 2022 and 2021.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about our cash, cash equivalents, and investments by investment category (in thousands):

	As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$35,055	$—	$—	$35,055
Money market funds	Level 1	102,886	—	—	102,886
Total cash and cash equivalents		$137,941	$—	$—	$137,941
Short-term investments:
U.S. Treasury securities	Level 1	$144,392	$1	$(501)	$143,892
Commercial paper	Level 2	230,305	30	(667)	229,668
Corporate notes and bonds	Level 2	38,443	15	(148)	38,310
U.S. agency securities	Level 2	74,060	3	(349)	73,714
Total short-term investments		$487,200	$49	$(1,665)	$485,584
Long-term investments:
U.S. Treasury securities	Level 1	$192,337	$—	$(2,460)	$189,877
Corporate notes and bonds	Level 2	233,946	178	(2,029)	232,095
U.S. agency securities	Level 2	101,844	27	(921)	100,950
Total long-term investments		$528,127	$205	$(5,410)	$522,922

Total assets measured at fair value		$1,153,268	$254	$(7,075)	$1,146,447
The table above does not include the Company’s strategic investments in non-marketable debt and equity securities, which are classified as level 3 investments and were $12.5 million as of January 31, 2023.

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
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of January 31, 2023, all of our investments will mature within 2 years.
There were no transfers between the levels of the fair value hierarchy during fiscal 2023, 2022 and 2021.
As of January 31, 2023, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended January 31, 2023 and 2022, we did not recognize any

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses on our investments due to credit related factors. As of January 31, 2023, no unrealized losses were in a continuous unrealized loss position for more than twelve months.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2023	2022
Office furniture and fixtures	$2,110	$1,318
Computers, software, and equipment	4,603	4,895
Capitalized internal-use software	34,753	17,917
Leasehold improvements	13,188	7,490
Construction in progress	3	3,108
Total property and equipment	54,657	34,728
Less: Accumulated depreciation and amortization	(15,916)	(9,810)
Total property and equipment, net	$38,741	$24,918
We capitalized internal-use software costs of $17.5 million, $10.6 million and $2.8 million during fiscal 2023, 2022 and 2021, respectively.
Depreciation and amortization expense related to property and equipment was $6.7 million, $4.6 million and $2.8 million for fiscal 2023, 2022 and 2021, respectively, including amortization expense related to capitalized internal-use software of $4.1 million, $2.1 million and $1.3 million for fiscal 2023, 2022 and 2021, respectively.
6.INTANGIBLE ASSETS
Intangible assets, net as of January 31, 2023 consisted of the following (in thousands):

	As of January 31,
	2023	2022
Developed technology	78,700	15,500
Customer relationship	79,100	1,500
Backlog	11,100	—
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,501	1,094
Total finite-lived intangible assets	171,201	18,894
Less: accumulated amortization	(26,363)	(3,342)
Total finite-lived intangible assets, net	144,838	15,552
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	145,093	15,807
Amortization expense of intangible assets was $23.0 million and $3.3 million for fiscal 2023 and 2022, respectively. Amortization expense of intangible assets was not material for fiscal 2021.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2023, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
2024	28,605
2025	24,206
2026	22,773
2027	22,773
2028	13,215
Thereafter	33,266
Total	$144,838

7.LEASES
We have entered into non-cancelable real estate operating lease agreements with various expiration dates through fiscal 2029. Our operating lease arrangements do not contain any restrictive covenants or residual value guarantees.
Supplemental cash flow information related to our operating leases for fiscal 2023 and 2022 as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2023 and 2022 were as follows:

	Year Ended January 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$5,266	$4,596	$3,999
Operating lease ROU assets obtained in exchange for operating lease liabilities	$3,224	$8,558	$6,579

	As of January 31,
	2023	2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.55	6.56
Weighted-average discount rate	4.2%	4.3%
The components of lease costs, net of sublease income, consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Operating lease costs	$4,905	$4,027	$3,844
Short-term lease costs	771	2,248	509
Variable lease costs	1,186	1,124	702
Total lease costs	$6,862	$7,399	$5,055
Sublease income was $0.7 million, $0.6 million and $0.9 million for fiscal 2023, 2022 and 2021, respectively, and was recorded as a reduction of lease costs.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturities of our non-cancelable operating lease liabilities as of January 31, 2023 were as follows (in thousands):

Fiscal Year Ending January 31,	Amount
2024	$4,805
2025	5,733
2026	5,580
2027	5,640
2028	5,702
Thereafter	2,916
Total operating lease payments	$30,376
Less: Imputed interest	(3,402)
Present value of operating lease liabilities	$26,974

8.COMMON STOCK
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our common stock reserved for future issuance on an as-converted basis as of January 31, 2023 and 2022 were as follows:

	As of January 31,
	2023	2022
Stock options outstanding	32,446,814	42,422,473
RSUs and PSUs outstanding	14,409,166	1,770,304
ESPP reserved for future issuance	8,043,936	6,674,603
2021 Plan available for future grants	40,175,515	38,055,572
Total shares of common stock reserved	95,075,431	88,922,952
9.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan
In May 2021, our board of directors and in June 2021, our stockholders approved our 2021 Equity Incentive Plan (2021 Plan) as a successor to our 2013 Equity Incentive Plan (2013 Plan) and 2011 Stock Incentive Plan (2011 Plan) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, restricted stock units (RSUs), and performance-based restricted stock units (PSUs). A total of 35,281,596 shares of Class A common stock were initially available for issuance under the 2021 Plan. Our compensation committee administers the 2021 Plan. The number of shares of our Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2022, equal to the lesser of: (i) five percent (5%) of the aggregate number of outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.
The 2013 Plan and 2011 Plan (together, the Prior Plans) were terminated in June 2021, in connection with the adoption of our 2021 Plan, and stock-based awards are no longer granted under the Prior Plans. However, the Prior Plans will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited or repurchased under the Prior Plans will be automatically transferred to the 2021 Plan and be available for issuance as Class A common stock.
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2022	1,770,304	$52.51
Granted	14,992,931	26.28
Released	(1,303,854)	41.96
Forfeited	(1,050,215)	36.19
Outstanding as of January 31, 2023	14,409,166	$27.37
As of January 31, 2023, we had unrecognized stock-based compensation expense related to unvested RSUs of $353.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.37 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Information
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2022	42,422,473	$4.30	6.50	$1,714,821
Granted	—	—
Exercised	(7,650,525)	2.26
Forfeited	(2,703,962)	4.68
Assumed options from Attivo acquisition	378,828	1.31
Outstanding as of January 31, 2023	32,446,814	$4.71	6.52	$337,214
Expected to vest as of January 31, 2023	32,446,814	$4.71	6.52	$337,214
Vested and exercisable as of January 31, 2023	19,645,571	$3.54	5.97	$227,200
The weighted-average grant-date fair value of options granted during fiscal 2022 and 2021 were $13.14 and $1.63 per share, respectively. There were no options granted during fiscal 2023.
The aggregate grant-date fair value of options vested during fiscal 2023, 2022 and 2021 was $61.4 million, $32.0 million and $5.1 million, respectively.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $173.0 million, $333.7 million and $27.0 million, respectively.
As of January 31, 2023, we had unrecognized stock-based compensation expense related to unvested options of $104.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.14 years.
Milestone Options
In March 2021, we granted 1,404,605 options to purchase shares of common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of our IPO (the performance-based vesting condition), which was completed in June 2021, and the achievement of certain share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. As of January 31, 2023, the share price targets have not yet been achieved, and therefore, these milestone options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
We recorded stock-based compensation expense related to these milestone options of $3.6 million and $3.1 million during fiscal 2023 and 2022, respectively. As of January 31, 2023, we had unrecognized stock-based compensation expense related to unvested milestone options of $12.7 million, that is expected to be recognized over the remaining implied service period of 3.6 years.
Performance Share Units
In connection with the acquisition of Attivo, we granted 71,003 shares of performance share units subject to service-based and performance-based vesting conditions. These PSUs will vest 100% upon the achievement of certain financial performance and integration milestone events, subject to the employees’ continued service to us from the grant date through the milestone events or target dates.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recorded stock-based compensation expense related to these PSUs of $0.5 million during fiscal 2023. As of January 31, 2023, we had unrecognized stock-based compensation expense related to these PSUs of $0.5 million that is expected to be recognized over the remaining vesting period of 2.3 years.
Restricted Common Stock
In connection with the Attivo acquisition, restricted common stock was issued to Attivo employees. See Note 15, Acquisitions, for more information regarding these restricted common stock. We recorded stock-based compensation expense related to restricted common stock in connection with our acquisition of Attivo of $1.0 million during fiscal 2023. As of January 31, 2023, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $1.0 million.
In connection with the Scalyr acquisition, we granted 1,315,099 shares of restricted common stock with a fair value of $14.59 per share at the time of grant, that vest over a period of two years. We recorded stock-based compensation expense related to restricted common stock in connection with our acquisition of Scalyr of $8.5 million and $10.9 million during fiscal 2023 and 2022, respectively. As of January 31, 2023, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $0.2 million that is expected to be recognized by the end of February 2023.
Employee Stock Purchase Plan (ESPP)
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
The following table summarizes assumptions used in estimating the fair value of employee stock purchase rights for the initial and subsequent offering periods under the 2021 ESPP using the Black-Scholes option pricing model:

Year Ended January 31,
	2023	2022
Expected term (in years)	0.5 - 1.0	0.5 - 2.0
Expected volatility	71.5% - 95.8%	52.3% - 70.5%
Risk-free interest rate	2.6% - 4.8%	0.1% - 0.3%
Dividend yield	—%	—%
We recognized stock-based compensation expense related to ESPP of $12.7 million and $5.5 million during fiscal 2023 and 2022, respectively. As of January 31, 2023, $1.5 million amount has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
1,335,183 and 381,716 shares were issued under the ESPP for $19.2 million and $11.4 million during fiscal 2023 and 2022, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2023, we recorded $0.4 million in expense related to modifications of our ESPP as a result of the decrease in our stock price in July 2022 and January 2023 which triggered resets of the ESPP offering periods in accordance with our plan. We expect to record the remaining $0.4 million in expense related to these modifications through the second quarter of 2024.
Attivo Acquisition
In connection with the Acquisition, we granted 539,795 shares of restricted stock units (RSUs) under our 2021 Equity Incentive Plan that will vest over a period of 3 years contingent on continued employment of certain Attivo employees, for which stock-based compensation expense will be recognized ratably over the vesting period.
Attivo Equity Incentive Plan
In connection with the Acquisition, we assumed unvested stock options that were granted under the Attivo 2011 Equity Incentive Plan (“Attivo Plan”). We do not intend to grant any additional shares under the Attivo Plan and the Attivo Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited or repurchased under the Attivo Plan will be automatically become available for issuance as Class A common stock pursuant to our 2021 Equity Incentive Plan.
Modification
During the third quarter of fiscal 2023, certain members of our management team converted to non-employee consultants. The transition has been accounted for as a modification, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the consulting agreements.
During fiscal 2023, we recognized an incremental charge of $4.5 million related to the transition of these employees to non-employee consultants and expect to recognize an aggregate of an additional $6.2 million in expense over the requisite service period through the fourth quarter of 2024.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes assumptions used in estimating the fair value of stock options granted under the Black-Scholes pricing model in fiscal 2022 (no stock options were granted in fiscal 2023):

Year Ended January 31,
2022
Expected term (in years)	6.0
Expected volatility	62.3% - 66.0%
Risk-free interest rate	0.8% - 1.1%
Dividend yield	—%
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022
Cost of revenue	$10,093	$3,618
Research and development	51,771	35,358
Sales and marketing	40,115	15,460
General and administrative	62,487	33,453
Total	$164,466	$87,889

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.INCOME TAXES
Our loss before provision for income taxes for fiscal 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Domestic	$(432,235)	$(274,270)	$(18,159)
Foreign	47,944	4,173	(98,954)
Loss before provision for income taxes	$(384,291)	$(270,097)	$(117,113)
The components of provision for income taxes for fiscal 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
State	$53	$82	$62
Foreign	3,661	1,011	398
Total current	3,714	1,093	460
Deferred:
Federal	(6,754)	—	—
State	(2,913)	—	—
Foreign	340	(89)	—
Total deferred	(9,327)	(89)	—
Total provision for income taxes	$(5,613)	$1,004	$460
A reconciliation of the expected provision for (benefit from) income taxes at the statutory federal income tax rate to our recorded provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Benefit from income taxes at U.S. federal statutory rate	$(80,701)	$(56,720)	$(24,594)
State taxes, net of federal benefit	53	82	49
Foreign tax rate differential	10,140	(1,297)	(1,836)
Stock-based compensation	2,734	(23,442)	1,195
Non-deductible expenses	1,780	322	84
Change in valuation allowance	60,145	81,739	25,564
Other	236	320	(2)
Total provision for (benefit from) income taxes	$(5,613)	$1,004	$460

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our net deferred tax assets and liabilities as of January 31, 2023 and 2022 consisted of the following (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$228,400	$174,646
Research and development expenses	72,432	36,989
Deferred revenue	25,643	14,748
Accruals and reserves	6,215	3,960
Operating lease liabilities	9,139	11,158
Stock-based compensation	17,528	7,936
Other	2,622	2,012
Gross deferred tax assets	361,979	251,449
Valuation allowance	(291,751)	(218,981)
Total deferred tax assets	70,228	32,468
Deferred tax liabilities:
Acquired intangibles, property and equipment	(37,170)	(6,235)
Deferred contract acquisition costs	(22,868)	(16,722)
Operating lease right-of-use assets	(8,162)	(9,422)
Other	(2,279)	—
Total deferred tax liabilities	(70,479)	(32,379)
Net deferred tax assets (liabilities)	$(251)	$89
Based upon available objective evidence, we believe it is more likely than not that the net U.S. and Israel deferred tax assets will not be fully realizable. Accordingly, we have established a valuation allowance for the U.S. and Israel gross deferred tax assets. As of January 31, 2023 and 2022, we had a valuation allowance of $291.8 million and $219.0 million, respectively, against our deferred tax assets. During fiscal 2023 and 2022, total valuation allowance increased by $72.8 million and $132.9 million, respectively, primarily due to additional net operating losses.
As of January 31, 2023, we had federal net operating loss carryforwards of $651.1 million, which will begin to expire in 2031, and state net operating loss carryforwards of $338.3 million, which will begin to expire in 2024. We also had foreign net operating loss carryforwards of $289.8 million, which do not expire.
In addition, we had federal research and development credit carryforwards of $2.0 million, which will begin to expire in 2037, and state research and development credit carryforwards of $2.0 million, which do not expire.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of certain foreign subsidiaries of us as of January 31, 2023 and 2022 due to our intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our tax years generally remain open and subject to examination by federal, state, or foreign tax authorities. We are currently

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under examination by the Israel Tax Authorities for the 2017 through 2021 tax years. We are not currently under audit in any other tax jurisdictions.
The changes in the gross amount of unrecognized tax benefits consisted of the following (in thousands):

	As of January 31,
	2023	2022	2021
Balance at beginning of year	$566	$534	$358
Gross increases for tax positions of current year	447	32	176
Balance at end of year	$1,013	$566	$534
We recognize interests and penalties related to income tax matters as a component of income tax expense. No accrued interest of penalties have been recorded as of January 31, 2023, 2022, and 2021. We do not anticipate that its total unrecognized tax benefits will significantly change during the next 12 months.
11.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, stock options, restricted common stocks, RSUs, PSUs, ESPP, early exercised stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(378,678)	$(271,101)	$(117,573)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	277,802,861	174,051,203	35,482,444
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.36)	$(1.56)	$(3.31)

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of January 31,
	2023	2022	2021
Redeemable convertible preferred stock	—	—	168,951,059
Stock options	32,446,814	42,422,473	37,231,191
Common stock warrants	—	—	954,884
Shares subject to repurchase	178,308	20,091	37,500
RSUs and PSUs	14,409,166	1,770,304	—
ESPP	134,469	52,381	—
Restricted common stock	451,444	1,142,496	—
Contingently issuable shares	—	1,317,089	—
Total	47,620,201	46,724,834	207,174,634
12.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, by geography were as follows (in thousands):

	As of January 31,
	2023	2022
United States	$27,990	$21,176
Israel	27,625	26,646
Rest of world	6,690	980
Total	$62,305	$48,802
Revenue by geography is presented in Note 3, Revenue and Contract Balances.
13.COMMITMENTS AND CONTINGENCIES
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
BlackBerry Corp., et al. v. Coulter, et al. On October 17, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Chris Coulter, in the Vermont Superior Court—Chittenden Unit, Case No. 953-10-19 Cncv, against Chris Coulter, a now-former employee who worked in our Vigilance services team (the “Vermont Action”). On October 23, 2019, BlackBerry filed an amended complaint that added the company as a defendant. The amended complaint asserts claims against us for conspiracy, tortious interference with contract, aiding and abetting breach of fiduciary duties, and misappropriation of trade secrets. On April 17, 2020, the court in the Vermont Action issued a preliminary injunction that enjoined Mr. Coulter from working at our company until after February 2021.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of the court’s order, Mr. Coulter chose to seek other employment and is no longer employed by us. On January 15, 2021, the court entered an order narrowing the scope of the case and limiting the claims against us to avoid conflict with a similar action that was previously filed in California and was dismissed. The Vermont Action is currently pending. The matter is set to be ready for trial by July 1, 2023; no trial date has been set. On October 25, 2019, BlackBerry commenced a separate action captioned BlackBerry Corp., et al v. Coulter, et al., No. 2019-0854-JTL (Del. Ch.) (the “Delaware Action”) against Mr. Coulter and the company in Delaware Chancery Court. The court stayed this case pending resolution of the Vermont Action. On February 7, 2020, BlackBerry voluntarily dismissed without prejudice all claims against Mr. Coulter and us in the Delaware Action. On December 3, 2019, BlackBerry initiated a largely duplicative arbitration solely against Mr. Coulter administered by JAMS, an alternative dispute resolution provider. That arbitration, however, was dismissed on or about March 30, 2021, with JAMS informing us that they had closed their files on this matter on April 30, 2021.
BlackBerry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 in the California Superior Court of Santa Clara County, California against us and unnamed “Doe” defendants (who counsel understands are all former BlackBerry employees that we later employed), asserting claims for trade secret misappropriation and unfair business practices (the “California Action”). We filed counterclaims that, in part, seek to invalidate unlawful provisions under California law in BlackBerry’s agreements it entered into with its employees. Between December 2020 and August 2021, there were several rounds of motion practice, court hearings, and court orders relating to the sufficiency of BlackBerry’s identification of its alleged trade secrets in connection with its misappropriation of trade secrets claim, resulting in a narrowed scope of this claim. We are mid-discovery, and there have been court hearings and orders in connection with various discovery disputes. We continue to vigorously litigate this lawsuit, including our counterclaims against BlackBerry. Fact discovery is currently set to close by August 2023, and a trial has now been set for March 28, 2024.
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
BlackBerry Corp., et al. v. Kaylan Brown Coulter. On April 7, 2022, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Kaylan Brown Coulter, Case No. 22-cv-01249, in the Superior Court - Chittenden Unit, Vermont, against Kaylan Brown-Coulter, the wife of Chris Coulter (referenced above), alleging breach of non-disclosure and non-solicitation agreements, breach of covenant of good faith and fair dealing, breach of fiduciary duties, and civil conspiracy. While this is part of the same series of lawsuits by BlackBerry, we were not named in this action. On May 6, 2022, Ms. Brown-Coulter removed the case to the United States District Court for the District of Vermont (Case No. 5:22-cv-98). Shortly thereafter, on May 13, 2022, Ms. Brown-Coulter filed a motion to dismiss all claims under Federal Rule of Civil Procedure 12(b)(6). This motion is currently pending before the court, and the matter is currently set to be trial ready for April 2023 unless dispositive motions are filed.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements as of January 31, 2023 and 2022.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
14.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There was $2.8 million matching contributions by us for fiscal 2023. There were no matching contributions by us for fiscal 2022 and 2021.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. For fiscal 2023, 2022, and 2021, we recorded $3.9 million, $3.7 million, and $2.7 million, respectively, in severance expenses related to these employees.
15.ACQUISITIONS
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
In connection with the Acquisition, we also granted restricted stock units (RSUs) and performance share units (PSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 9, Stock-Based Compensation.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

Amount
Consideration:
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
(1) Consideration calculated using the fair value of our common stock
The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date.
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
Aside from $61.0 million, net, within restricted cash on the consolidated balance sheet, held in an indemnity escrow expected to be paid out within 15 months of the Acquisition, there are no other contingent consideration or cash consideration expected to be paid out subsequent to the Acquisition. The indemnity escrow was measured at fair value within other liabilities in our consolidated balance sheet at Acquisition and will be accreted to face value until paid out. The results of operations of Attivo have been included in our consolidated financial statements from the date of the Acquisition.
We have incurred $5.5 million of transaction expenses in connection with the Acquisition during the year ended January 31, 2023. $3.2 million of these costs were recorded as general and administrative expenses in our consolidated statements of operations during the year ended January 31, 2023, with the remainder allocated to purchase price consideration.
Our consolidated statements of operations from the date of the Acquisition to the period ended January 31, 2023 includes revenue and net loss of Attivo of $30.2 million and $36.4 million, respectively.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the Acquisition occurred on February 1, 2021 (in thousands):

	Year Ended January 31,
	2023	2022
Revenue	$429,683	$235,321
Net loss	$(393,773)	$(326,829)
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
16.RECLASSIFICATION OF PRIOR YEAR PRESENTATION
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets for fiscal year ended January 31, 2022, to reclassify $6.0 million in other assets to long-term investments.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.SUBSEQUENT EVENTS
In February 2023, the Company entered into a non-cancellable agreement with a cloud infrastructure vendor, under which the Company committed to spend an aggregate of at least $860.0 million between March 2023 and February 2029.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded Attivo from our evaluation of internal control over financial reporting, which financial statements are included in the January 31, 2023 consolidated financial statements and constituted approximately 0.5% of total assets as of January 31, 2023, and approximately 7% of total revenue during the year ended January 31, 2023. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive Proxy Statement for our 2023 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.

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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and between Registrant, Aardvark Acquisition Sub I, Inc., Aardvark Merger Sub II, LLC, Attivo Networks, Inc., and Fortis Advisors LLC, dated as of March 15, 2022.	10-Q	001-40531	2.1	June 1, 2022
3.1	Restated Certificate of Incorporation of SentinelOne, Inc.	10-K	001-40531	3.1	April 7, 2022
3.2	Amended and Restated Bylaws of SentinelOne, Inc.	8-K	001-40531	3.1	December 13, 2022
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
4.2	Description of Registrant’s securities.	10-K	001-40531	4.2	April 7, 2022
4.3	Amended and Restated Investors’ Rights Agreement among SentinelOne, Inc. and certain holders of capital stock, dated October 28, 2020.	S-1	333-256761	4.2	June 3, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021
10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.5†	Confirmatory Employment Letter between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.8	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.9	June 21, 2021
10.7†	Confirmatory Employment Letter between SentinelOne, Inc. and Ric Smith, dated May 28, 2021.	10-K	001-40531	10.7	April 7, 2022

10.8†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Keenan Conder, effective June 24, 2021.	10-K	001-40531	10.8	April 7, 2022
10.9†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021
10.10†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.12	June 21, 2021
10.11†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Nicholas Warner, dated June 19, 2021.	S-1/A	333-256761	10.13	June 21, 2021
10.12†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Ric Smith.	10-K	001-40531	10.12	April 7, 2022
10.13†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Narayanan ‘Vats’ Srivatsan, effective February 26, 2022.
10.14	Office Lease, by and between SIC-Mountain Bay Plaza, LLC and SentinelOne, Inc. and Silicon Valley Bank dated as of June 9, 2020, as amended.	S-1	333-256761	10.7	June 3, 2021
21.1	List of Subsidiaries of SentinelOne, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 29th day of March, 2023.

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

Signature	Title	Date

/s/ Tomer Weingarten	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 29, 2023
Tomer Weingarten

/s/ David Bernhardt	Chief Financial Officer (Principal Financial Officer)	March 29, 2023
David Bernhardt

/s/ Robin Tomasello	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2023
Robin Tomasello

/s/ Charlene T. Begley	Director	March 29, 2023
Charlene T. Begley

/s/ Aaron Hughes	Director	March 29, 2023
Aaron Hughes

/s/ Mark S. Peek	Director	March 29, 2023
Mark S. Peek

/s/ Ana Pinczuk	Director	March 29, 2023
Ana Pinczuk

/s/ Daniel Scheinman	Director	March 29, 2023
Daniel Scheinman

/s/ Teddie Wardi	Director	March 29, 2023
Teddie Wardi

/s/ Jeffery W. Yabuki	Director	March 29, 2023
Jeffery W. Yabuki