Form 10-Q
period 2023-04-30
SentinelOne, Inc.
filed 2023-06-01
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 26, 2023, the registrant had 238,495,726 shares of Class A common stock and 53,531,412 shares of Class B common stock outstanding.

Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•the impact of actions that we are taking to improve operational efficiencies and operating costs, including the restructuring plan we approved in June 2023;
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the impacts related to instability in the banking industry, debt ceiling negotiations, labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates;
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
•the ultimate success of technologies aimed at enhancing our platform, including through artificial intelligence (AI);

•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the ongoing conflict in Ukraine;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	April 30,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$150,099	$137,941
Short-term investments	568,128	485,584
Accounts receivable, net	128,216	151,492
Deferred contract acquisition costs, current	39,428	37,904
Prepaid expenses and other current assets	99,662	101,812
Total current assets	985,533	914,733
Property and equipment, net	41,026	38,741
Operating lease right-of-use assets	23,045	23,564
Long-term investments	423,884	535,422
Deferred contract acquisition costs, non-current	55,364	55,536
Intangible assets, net	138,284	145,093
Goodwill	540,308	540,308
Other assets	5,341	5,516
Total assets	$2,212,785	$2,258,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,215	$11,214
Accrued liabilities	101,408	100,015
Accrued payroll and benefits	43,990	54,955
Operating lease liabilities, current	4,508	3,895
Deferred revenue, current	309,806	303,200
Total current liabilities	472,927	473,279
Deferred revenue, non-current	98,692	103,062
Operating lease liabilities, non-current	21,972	23,079
Other liabilities	2,020	2,788
Total liabilities	595,611	602,208
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 237,680,615 and 222,951,206 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	21	21
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 53,544,450 and 63,812,651 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	8	8
Additional paid-in capital	2,729,978	2,663,394
Accumulated other comprehensive loss	(5,613)	(6,367)
Accumulated deficit	(1,107,220)	(1,000,351)
Total stockholders’ equity	1,617,174	1,656,705
Total liabilities and stockholders’ equity	$2,212,785	$2,258,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue	$133,393	$78,255
Cost of revenue	42,583	27,139
Gross profit	90,810	51,116
Operating expenses:
Research and development	55,263	45,881
Sales and marketing	99,171	60,641
General and administrative	51,753	34,890
Total operating expenses	206,187	141,412
Loss from operations	(115,377)	(90,296)
Interest income	10,535	1,087
Interest expense	(607)	(5)
Other expense, net	(359)	(291)
Loss before income taxes	(105,808)	(89,505)
Provision for income taxes	1,061	329
Net loss	$(106,869)	$(89,834)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.37)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	288,300,705	269,594,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(106,869)	$(89,834)
Other comprehensive income (loss):
Change in unrealized losses on investments	754	(1,237)
Total comprehensive loss	$(106,115)	$(91,071)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data) (unaudited)

	Three Months Ended April 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	3,701,792	—	9,762	—	—	9,762
Vesting of restricted stock units	759,416	—	—	—	—	—
Vesting of early exercised stock options	—	—	49	—	—	49
Stock-based compensation	—	—	56,773	—	—	56,773
Other comprehensive income	—	—	—	754	—	754
Net loss	—	—	—	—	(106,869)	(106,869)
Balance as of April 30, 2023	291,225,065	$29	$2,729,978	$(5,613)	$(1,107,220)	$1,617,174

	Three Months Ended April 30, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of stock options	2,018,597	—	5,090	—	—	5,090
Vesting of restricted stock units	26,412	—	—	—	—	—
Vesting of early exercised stock options	—	—	18	—	—	18
Stock-based compensation	—	—	32,417	—	—	32,417
Other comprehensive loss	—	—	—	(1,237)	—	(1,237)
Net loss	—	—	—	—	(89,834)	(89,834)
Balance as of April 30, 2022	272,496,624	$27	$2,309,505	$(783)	$(711,507)	$1,597,242

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended April 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(106,869)	$(89,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,115	2,102
Amortization of deferred contract acquisition costs	10,740	7,975
Non-cash operating lease costs	943	682
Stock-based compensation expense	55,549	31,630
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	(5,167)	(198)
Other	939	486
Accounts receivable	23,583	14,779
Prepaid expenses and other assets	3,237	(5,208)
Deferred contract acquisition costs	(12,091)	(9,347)
Accounts payable	1,127	5,079
Accrued liabilities	1,392	190
Accrued payroll and benefits	(10,917)	(21,478)
Operating lease liabilities	(1,110)	(1,330)
Deferred revenue	2,237	13,626
Other liabilities	(767)	1,495
Net cash used in operating activities	(28,059)	(49,351)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(462)	(2,808)
Purchases of intangible assets	(173)	(152)
Capitalization of internal-use software	(2,912)	(2,574)
Purchases of investments	(150,639)	(852,991)
Sales and maturities of investments	185,296	—
Net cash provided by (used in) investing activities	31,110	(858,525)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(186)
Proceeds from exercise of stock options	9,762	5,090
Net cash provided by financing activities	9,762	4,904
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,813	(902,972)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	202,406	1,672,051
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$215,219	$769,079
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$148	$(184)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$1,224	$787
Property and equipment purchased but not yet paid	$—	$1,277
Vesting of early exercised stock options	$49	$18
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 29, 2023 (Annual Report).
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the three months ended April 30, 2023, as compared to the use of estimates disclosed in our Annual Report.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of April 30,	As of January 31
	2023	2023
Cash and cash equivalents	$150,099	$137,941
Restricted cash, current	62,119	61,264
Restricted cash, non-current	3,001	3,201
	$215,219	$202,406
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2023		Three Months Ended April 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
United States	$86,113	65%	$52,557	67%
International	47,280	35	25,698	33
Total	$133,393	100%	$78,255	100%
No single country other than the United States represented 10% or more of our revenue during the three months ended April 30, 2023 and 2022.
The following table summarizes revenue from contracts by type of customer for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2023		Three Months Ended April 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Channel partners	$124,638	93%	$71,454	91%
Direct customers	8,755	7	6,801	9
Total	$133,393	100%	$78,255	100%
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $2.9 million and $1.5 million as of April 30, 2023 and January 31, 2023, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $408.5 million and $406.3 million as of April 30, 2023 and January 31, 2023, respectively. We recognized revenue of $100.3 million and $60.0 million during the three months ended April 30, 2023 and 2022, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
As of April 30, 2023, our remaining performance obligations were $603.7 million, of which we expect to recognize 88% as revenue over the next 24 months, with the remainder to be recognized thereafter.
Capitalized contract costs were $94.8 million and $93.4 million as of April 30, 2023 and January 31, 2023, respectively. Amortization expense of contract costs was $10.7 million and $8.0 million during the three months ended April 30, 2023 and 2022, respectively. We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during the three months ended April 30, 2023 and 2022.
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarizes information about our cash, cash equivalents, and investments by investment category as of April 30, 2023 and January 31, 2023 (in thousands):

	As of April 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$70,297	$—	$—	$70,297
Money market funds	Level 1	74,816	—	—	74,816
U.S. agency securities	Level 2	4,985	1	—	4,986
Total cash and cash equivalents		$150,098	$1	$—	$150,099
Short-term investments:					—
U.S. Treasury securities	Level 1	$168,185	$13	$(689)	$167,509
Commercial paper	Level 2	168,335	—	(281)	168,054
Corporate notes and bonds	Level 2	121,689	—	(1,280)	120,409
U.S. agency securities	Level 2	112,626	25	(495)	112,156
Total short-term investments		$570,835	$38	$(2,745)	$568,128
Long-term investments:
U.S. Treasury securities	Level 1	$153,329	$—	$(1,755)	$151,574
Corporate notes and bonds	Level 2	178,792	139	(1,100)	177,831
U.S. agency securities	Level 2	82,622	3	(646)	81,979
Total long-term investments		$414,743	$142	$(3,501)	$411,384

Total assets measured at fair value		$1,135,676	$181	$(6,246)	$1,129,611

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$35,055	$—	$—	$35,055
Money market funds	Level 1	102,886	—	—	102,886
Total cash and cash equivalents		$137,941	$—	$—	$137,941
Short-term investments:
U.S. Treasury securities	Level 1	$144,392	$1	$(501)	$143,892
Commercial paper	Level 2	230,305	30	(667)	229,668
Corporate notes and bonds	Level 2	38,443	15	(148)	38,310
U.S. agency securities	Level 2	74,060	3	(349)	73,714
Total short-term investments		$487,200	$49	$(1,665)	$485,584
Long-term investments:
U.S. Treasury securities	Level 1	$192,337	$—	$(2,460)	$189,877
Corporate notes and bonds	Level 2	233,946	178	(2,029)	232,095
U.S. agency securities	Level 2	101,844	27	(921)	100,950
Total long-term investments		$528,127	$205	$(5,410)	$522,922

Total assets measured at fair value		$1,153,268	$254	$(7,075)	$1,146,447
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of April 30, 2023, all of our investments will mature within 2 years.
There were no transfers between the levels of the fair value hierarchy during the three months ended April 30, 2023 and 2022.
As of April 30, 2023, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three months ended April 30, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. As of April 30, 2023, no unrealized losses were in a continuous unrealized loss position for more than twelve months.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are classified as level 3 investments and were $12.5 million as of April 30, 2023 and January 31, 2023.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Developed technology	$78,700	$78,700
Customer relationship	79,100	79,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,674	1,501
Total finite-lived intangible assets	171,374	171,201
Less: accumulated amortization	(33,345)	(26,363)
Total finite-lived intangible assets, net	$138,029	$144,838
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$138,284	$145,093
Amortization expense of intangible assets was $7.0 million and $0.8 million for the three months ended April 30, 2023 and 2022, respectively.
As of April 30, 2023, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2024	$21,596
2025	24,236
2026	22,802
2027	22,802
2028	13,242
Thereafter	33,351
Total	$138,029

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenue	$4,173	$1,848
Research and development	14,790	10,463
Sales and marketing	12,596	7,096
General and administrative	23,990	12,223
Total	$55,549	$31,630
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	14,409,166	$27.37
Granted	14,654,468	16.31
Released	(759,416)	36.50
Forfeited	(868,611)	22.15
Outstanding as of April 30, 2023	27,435,607	$21.38
As of April 30, 2023, we had unrecognized stock-based compensation expense related to unvested RSUs of $523.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.5 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2023	32,446,814	$4.71
Granted	—	$—
Exercised	(3,701,792)	$2.64
Forfeited	(295,729)	$4.69
Outstanding as of April 30, 2023	28,449,293	$4.98
Expected to vest as of April 30, 2023	28,449,293	$4.98
Vested and exercisable as of April 30, 2023	17,972,283	$3.78
As of April 30, 2023, we had unrecognized stock-based compensation expense related to unvested options of $87.6 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Milestone Options
In March 2021, we granted options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under our 2013 Equity Incentive Plan. These stock options will vest 100% upon the occurrence of (a) our initial public offering (IPO) (the performance-based vesting condition), which was completed in June 2021, and (b) the achievement of certain share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. As of April 30, 2023, the share price targets have not been achieved, therefore, these stock options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
During the three months ended April 30, 2023 and 2022, we recorded $0.9 million and $0.9 million, respectively, of stock-based compensation expense related to these milestone options. As of April 30, 2023, we had unrecognized stock-based compensation expense related to these milestone options of $11.8 million that is expected to be recognized over the remaining implied service period of 3.3 years.
Performance Share Units
In March 2023, we granted PSUs covering 1,031,284 shares of Class A common stock at target to certain executives subject to service-based and performance-based vesting conditions. These PSUs may vest from —% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest over four years from the grant date. During the three months ended April 30, 2023, we recorded $0.5 million of stock-based compensation expense related to these PSUs. As of April 30, 2023, we had unrecognized stock-based compensation expense related to these PSUs of $7.3 million that is expected to be recognized over the remaining vesting period of 3.8 years.
Restricted Common Stock
In connection with the acquisition of Attivo, we issued 63,327 shares of restricted Class A common stock to Attivo’s employees. We recorded stock-based compensation expense related to these restricted shares of $0.3 million during the three months ended April 30, 2023. As of April 30, 2023, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $0.7 million.
In connection with the acquisition of Scalyr, Inc. (Scalyr) in February 2021, we issued 1,315,099 shares of restricted common stock. During the three months ended April 30, 2023 and 2022, we recorded $0.2 million and $2.1 million, respectively, of stock-based compensation expense related to these restricted shares. As of April 30, 2023, this restricted common stock had fully vested.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $3.0 million and $2.8 million, respectively, during the three months ended April 30, 2023 and 2022, respectively.
During the three months ended April 30, 2023, we recorded $0.2 million in expense related to modification of our ESPP as a result of the decrease in our stock price in July 2022 and January 2023 which triggered resets of the ESPP offering periods in accordance with our plan. We expect to record the remaining $0.1 million in expense related to these modifications through the second quarter of 2024.
Attivo Acquisition
In connection with the Attivo Acquisition, we granted 539,795 shares of restricted stock units (RSUs) under our 2021 Equity Incentive Plan that will vest over a period of three years contingent on continued employment of certain Attivo employees, for which stock-based compensation expense will be recognized ratably over the vesting period.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Attivo Equity Incentive Plan
In connection with the Attivo Acquisition, we assumed unvested stock options that were granted under the Attivo 2011 Equity Incentive Plan (Attivo Plan). We do not intend to grant any additional shares under the Attivo Plan and the Attivo Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited or repurchased under the Attivo Plan will be automatically available for issuance as Class A common stock pursuant to our 2021 Equity Incentive Plan.
Modification
During the third quarter of fiscal 2023, certain members of our management team converted to non-employee consultants. The transition has been accounted for as a modification, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the consulting agreements.
During the first quarter of fiscal 2024, we recognized an incremental charge of $2.0 million related to the transition of these employees to non-employee consultants and expect to recognize an aggregate of an additional $4.2 million in expense over the requisite service period through the fourth quarter of 2024.
7.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (1.0)% and (0.4)% for the three months ended April 30, 2023 and 2022, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(106,869)	$(89,834)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	288,300,705	269,594,565
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.37)	$(0.33)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of April 30,
	2023	2022
Stock options	28,449,293	41,235,372
Shares subject to repurchase	140,127	19,978
RSUs and PSUs	27,435,607	1,535,588
ESPP	537,796	280,401
Restricted common stock	30,404	471,856
Contingently issuable shares	—	1,317,079
Total	56,593,227	44,860,274
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
BlackBerry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 in the California Superior Court of Santa Clara County, California against us and unnamed “Doe” defendants (who counsel understands are all former BlackBerry employees that we later employed), asserting claims for trade secret misappropriation and unfair business practices (the “California Action”). We filed counterclaims that, in part, seek to invalidate unlawful provisions under California law in BlackBerry’s agreements it entered into with its employees. Between December 2020 and August 2021, there were several rounds of motion practice, court hearings, and court orders relating to the sufficiency of BlackBerry’s identification of its alleged trade secrets in connection with its misappropriation of trade secrets claim, resulting in a narrowed scope of this claim. In March 2023, BlackBerry filed an amended complaint with an additional claim for unfair business practices. We demurred to that claim, and a court hearing on the demurrer is set for June 29, 2023. We are mid-discovery, and there have been court hearings and orders in connection with various discovery disputes. We continue to vigorously litigate this lawsuit, including our counterclaims against BlackBerry. Fact discovery is currently set to close by August 2023, and a trial has now been set for March 28, 2024.
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
BlackBerry Corp., et al. v. Kaylan Brown Coulter. On April 7, 2022, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Kaylan Brown Coulter, Case No. 22-cv-01249, in the Superior Court -Chittenden Unit, Vermont, against Kaylan Brown-Coulter, the wife of Chris Coulter (referenced above), alleging breach of non-disclosure and non-solicitation agreements, breach of covenant of good faith and fair dealing, breach of fiduciary duties, and civil conspiracy. While this is part of the same series of lawsuits by BlackBerry, we were not named in this action. On May 6, 2022, Ms. Brown-Coulter removed the case to the United States District Court for the District of Vermont (Case No. 5:22-cv-98). Shortly thereafter, on May 13, 2022, Ms. Brown-Coulter filed a motion to dismiss all claims under Federal Rule of Civil Procedure 12(b)(6). This motion is currently pending before the court. Discovery (both fact and expert) is currently set to close by October 15, 2023, and the matter is currently set to be trial ready by March 1, 2024 unless a motion for summary judgment is pending..
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2023 and January 31, 2023.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
10.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $1.5 million and $0.5 million, respectively, matching contributions for the three months ended April 30, 2023 and 2022, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $1.0 million and $1.0 million for the three months ended April 30, 2023 and 2022, respectively.
11.SUBSEQUENT EVENTS
On June 1, 2023, management approved a restructuring plan (the “Plan”) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our current workforce by approximately 5%, or approximately 100, of our full-time employees. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as our business needs.
We currently estimate that we will incur approximately $3.9 million to $6.7 million in charges in connection with the Plan, net of savings related to stock-based compensation expense described below. We currently estimate that of these expenses, cash expenditures will be approximately (i) $3.8 million to $6.9 million related to severance payments and employee benefits and (ii) $1.2 million to $1.5 million related to inventory write-offs. We are also expected to recognize savings related to a reversal on stock-based compensation expense of $1.1 million to $1.7 million. This portion of the Plan is expected to be substantially completed in the second quarter of fiscal 2024 and the expenses and savings will be recognized in such period. In addition, we expect certain exit charges associated with office space reductions in future periods, contingent on securing a sublease agreement. The execution of the remainder of the Plan is expected to be substantially complete by fiscal 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 29, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2024 and January 31, 2023 are referred to herein as fiscal 2024 and fiscal 2023, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we,” “our,” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered Singularity Platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks-performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of independent software vendors (ISVs), alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, managed service providers (MSPs), managed security service providers (MSSPs), managed detection and response providers (MDRs), original equipment manufacturers (OEMs), and incident response (IR) firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our XDR and IT and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of April 30, 2023, we had over 10,680 customers, increasing from over 7,450 customers as of April 30, 2022. We had 917 customers with annualized recurring revenue (ARR) of $100,000 or more as of April 30, 2023, up from 569 as of April 30, 2022. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of April 30, 2023, no single end customer accounted for more than 4% of our ARR. Our revenue outside of the United States represented 35% and 33% for the three months ended April 30, 2023 and 2022, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $133.4 million and $78.3 million for the three months ended April 30, 2023 and 2022, respectively, representing year-over-year growth of 70%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended April 30, 2023 and 2022 was $106.9 million and $89.8 million, respectively.
Impact of Global Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, debt ceiling negotiations and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted. For example, in June 2023, we approved a restructuring plan designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations.
We are unable to predict the full impact that macroeconomic factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and capacity customers and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates.
Annualized recurring revenue:

As of Fiscal Quarter Ending	(in thousands)
April 30, 2023	$563,559
January 31, 2023	521,652
October 31, 2022	463,440
July 31, 2022	417,054
April 30, 2022	322,281
ARR grew 75% year-over-year to $563.6 million as of April 30, 2023, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers. As a result of the decline in usage and consumption in the quarter ended April 30, 2023, we changed our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. By making this change now, we expect future ARR and revenue growth to be more closely aligned. It should also reduce volatility in ARR compared to the prior methodology where usage and consumption changes could have a magnified impact on ARR. In addition, as part of our quarter-end review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical upsell and renewal recording inaccuracies relating to ARR on certain contracts, which we have corrected. As a result of the change in methodology and correction of historical inaccuracies, we made a one-time adjustment to ARR of $27.0 million or approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. ARR for the prior periods in fiscal 2023 presented above have been adjusted based on the same percentage adjustment rate identified in the first quarter of fiscal 2024. This adjustment to ARR did not impact historical total bookings or revenue.
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

Customers with ARR of $100,000 or more:

As of Fiscal Quarter Ending
April 30, 2023	917
January 31, 2023	872
October 31, 2022	797
July 31, 2022	727
April 30, 2022	569
Customers with ARR of $100,000 or more grew nearly 61% year-over-year to 917 as of April 30, 2023, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers. Based on the adjustments to ARR described above, customers with ARR of $100,000 or more for the prior periods in fiscal 2023 presented above has been adjusted based on the same percentage adjustment rate identified in the first quarter of fiscal 2024.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate (NRR) measures the percentage change in our ARR derived from our customer base at a point in time.

	As of April 30,
	2023	2022

Dollar-based net retention rate	128%	131%
Our NRR was 128% as of April 30, 2023, driven by existing customers primarily from expansion of the number of endpoints and purchases of additional modules. This adjustment to ARR did not impact NRR for the quarter ended April 30, 2022.
Components of Our Results of Operations
Revenue
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such is considered as a series of distinct services. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (i) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e., direct allocation), (ii) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognize the total transaction price over the period to which it relates, or (iii) apply the “right to invoice” practical expedient and recognize revenue based on the amount invoiced to the customer during the period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Revenue	$133,393	$78,255
Cost of revenue(1)	42,583	27,139
Gross profit	90,810	51,116
Operating expenses:
Research and development(1)	55,263	45,881
Sales and marketing(1)	99,171	60,641
General and administrative(1)	51,753	34,890
Total operating expenses	206,187	141,412
Loss from operations	(115,377)	(90,296)
Interest income	10,535	1,087
Interest expense	(607)	(5)
Other expense, net	(359)	(291)
Loss before income taxes	(105,808)	(89,505)
Provision for income taxes	1,061	329
Net loss	$(106,869)	$(89,834)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenue	$4,173	$1,848
Research and development	14,790	10,463
Sales and marketing	12,596	7,096
General and administrative	23,990	12,223
Total stock-based compensation expense	$55,549	$31,630

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	32	35
Gross profit	68	65
Operating expenses:
Research and development	41	59
Sales and marketing	74	77
General and administrative	39	45
Total operating expenses	155	181
Loss from operations	(86)	(115)
Interest income	8	1
Interest expense	—	—
Other expense, net	—	—
Loss before income taxes	(79)	(114)
Provision (benefit) for income taxes	1	—
Net loss	(80)%	(115)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$133,393	$78,255	$55,138	70%
Revenue increased by $55.1 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers. In addition, there was an increase of $6.9 million derived from revenue resulting from the Attivo Acquisition that closed in May 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$42,583	$27,139	$15,444	57%
Gross profit	$90,810	$51,116	$39,694	78%
Gross margin	68%	65%
Cost of revenue increased by $15.4 million primarily due to an increase of $9.0 million in allocated overhead costs, $4.4 million increase in amortization of acquired intangible assets in connection with Attivo. Gross margin increased to 68%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$55,263	$45,881	$9,382	20%
Research and development expenses increased by $9.4 million primarily due to an increase in personnel-related expenses of $14.5 million, including an increase of $4.8 million related to stock-based compensation expense as a result of increased headcount, partially offset by a decrease of $4.9 million incurred in the prior year as a result of the migration from Scalyr into our Singularity platform.
Sales and Marketing

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$99,171	$60,641	$38,530	64%
Sales and marketing expenses increased by $38.5 million primarily due to an increase in personnel-related expenses of $22.3 million, including an increase of $5.5 million in stock-based compensation expense as a result of increased headcount and an increase of $1.9 million in sales related and commission expense as a result of an increase in sales year over year. In addition, there was an increase in marketing expenses of $8.0 million due to overall business growth and further investment in marketing activities, travel and entertainment expenses of $2.6 million, and allocated overhead costs of $1.9 million.

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$51,753	$34,890	$16,863	48%
General and administrative expenses increased by $16.9 million primarily due to an increase in personnel-related expenses of $19.4 million, including an increase of $11.8 million in stock-based compensation expense as a result of increased headcount.
Interest Income, Interest Expense, and Other Expense, Net

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$10,535	$1,087	$9,448	869%
Interest expense	$(607)	$(5)	$(602)	12040%
Other expense, net	$(359)	$(291)	$(68)	23%
Interest income increased $9.4 million as a result of higher interest rates on investments. Interest expense increased due to the amortization of the discount related to Attivo indemnity escrow liability. The change in other expense, net is primarily due to net foreign currency exchange fluctuations.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision for income taxes	$1,061	$329	$732	222%
The provision for income taxes increased for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1,107.2 million and $1,000.4 million as of April 30, 2023 and January 31, 2023, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of April 30, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.2 billion, respectively.
In the short term, we believe that our existing cash, cash equivalents, and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. In the long term, our future capital requirements will depend on many factors, including macroeconomic conditions, our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which also appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. While some of our cash, cash equivalents and short-term investments were held at SVB prior to its closure, we did not experience a material impact to our business as a result of SVB’s closure as the FDIC made sure that depositors of the institution were made whole. We hold our cash, cash equivalents, and investments with a diverse group of banking partners. However, any instability in the U.S. or global banking system may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our platform.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(28,059)	$(49,351)
Net cash provided by (used in) investing activities	$31,110	$(858,525)
Net cash provided by financing activities	$9,762	$4,904

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
Cash used in operating activities during the three months ended April 30, 2023 was $28.1 million, primarily consisting of our net loss of $106.9 million, and $6.7 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $72.1 million. The main drivers of the changes in operating assets and liabilities were a $12.1 million increase in deferred contract acquisition costs, and a $10.9 million decrease in accrued payroll and benefits. These amounts were partially offset by a $23.6 million decrease in accounts receivable due to timing of cash received from customers, $3.2 million decrease in prepaid expenses and other assets, and a $2.2 million increase in deferred revenue resulting primarily from increased subscription contracts.
Cash used in operating activities during the three months ended April 30, 2022 was $49.4 million, primarily consisting of our net loss of $89.8 million, and $2.2 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $42.7 million. The main drivers of the changes in operating assets and liabilities were a $21.5 million decrease in accrued payroll and benefits, a $9.3 million increase in deferred contract acquisition costs, a $5.2 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs, The amounts were partially offset by a $14.8 million decrease in accounts receivable due to timing of cash received from customers, a $13.6 million increase in deferred revenue primarily from increased subscription contracts, and a $5.1 million increase in accounts payable due to timing of invoices received from vendors.
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2023 was $31.1 million, consisting of $185.3 million of investment sales and maturities, partially offset by $150.6 million of investment purchases, and $2.9 million of capitalized internal-use software costs.
Cash used in investing activities during the three months ended April 30, 2022 was $858.5 million, consisting of $853.0 million of investment purchases, $2.8 million of purchases of property and equipment to support additional office facilities, and $2.6 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2023 was $9.8 million, entirely consisting of proceeds from the exercise of employee stock options.
Cash provided by financing activities during the three months ended April 30, 2022 was $4.9 million, consisting of $5.1 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023 (Annual Report). As disclosed in Note 17, Subsequent Events in the notes to consolidated financial statements in our Annual Report, in February 2023, we entered into a non-cancellable agreement with a cloud infrastructure vendor, under which we committed to spend an aggregate of at least $860.0 million between March 2023 and February 2029.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting policies (GAAP). The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report.
Recently Issued Accounting Pronouncements
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of April 30, 2023, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, commercial paper, corporate notes and bonds and U.S. government securities. We also had $65.1 million of restricted cash as of April 30, 2023, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $7.8 million change in the fair market value of our investment portfolio as of April 30, 2023.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the three months ended April 30, 2023 and April 30, 2022 would not have been material.

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
◦Adverse global macroeconomic conditions or reduced information technology spending could adversely affect our business, operating results and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 82% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
We were founded in January 2013 and released our first endpoint security solution in February 2015. Our limited operating history and financial data may make it difficult to evaluate our current business, future prospects and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current macroeconomic conditions.

We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $106.9 million and $89.8 million for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $1,107.2 million. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract and retain new customers, expand our platform or sell additional products and services to our existing customers;
•our ability to attract, train, retain, and motivate talented employees;
•our ability to successfully incorporate new technologies into our platform, including AI;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and global macroeconomic issues, including global banking and finance related issues, debt ceiling negotiations, rising interest rates, overall market downturns, inflation, supply chain disruptions or otherwise;

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
•the timing and costs related to the development or acquisition of technologies or businesses or strategic partnerships;
•our ability to execute, complete or integrate efficiently any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macroeconomic issues, including global banking and finance related issues, inflation, rising interest rates and market downturns, which would adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
•the cost and potential outcomes of litigation or other proceedings, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, global banking and finance related issues, debt ceiling negotiations, increased risk of inflation, rising interest rates, labor shortages and potential global recession.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general economic, macroeconomic and political conditions, both domestic and in our foreign markets, that could impact some or all regions where we operate, including any global economic slowdown, global banking and finance related issues, debt ceiling negotiations, increased risk of inflation, rising interest rates, labor shortages and potential global recession, war, terrorism or armed conflict, including Russia’s invasion of Ukraine, or instability in the global system;
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
Adverse global macroeconomic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including U.S. and global macro-economic issues, global banking and finance related issues, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the ongoing war in Ukraine and proposed judicial reform in Israel, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

Moreover, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our platform, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets.
Our platform represents a new approach to endpoint protection and, therefore, it is difficult to predict adoption and demand for our platform.
Our cloud-native, AI-enabled endpoint security platform represents a new approach to endpoint protection. Accordingly, it is difficult to predict customer adoption and demand for our platform, the size and growth rate of this market, the entry of competitive products and services or the success of existing competitive products and services.
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
Moreover, we have recently begun incorporating generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of AI in our business. For example, our algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. In addition, our competitors or other third parties may incorporate AI solutions into their products more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered offerings. We have made significant investments in our AI technology, including in our Purple AI [solution]. Our ability to employ AI, or the ability of our competitors to do so better, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data - whether through the employment of large language models or other models leveraging data found on the Internet - and the evolution of this law may limit our ability to exploit artificial intelligence tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. The war in Ukraine and associated activities in Ukraine and Russia has increased the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. Moreover, bad actors are beginning to utilize AI based tools to execute attacks, creating unprecedented cybersecurity challenges.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. The COVID-19 pandemic may have generally increased the attack surface available to criminals, as companies and individuals work online and remotely, which has increased the risk of a successful cyber security attack. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of use by bad actors of AI.
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
•integration of the acquired company’s accounting, customer relationship management (CRM), management information, human resources and other administrative systems;
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
Historically, we have experienced rapid growth in the adoption of our platform, customer base and revenue. However, we may not return to our prior growth rates or grow at the same rate in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
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
The cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network-connected endpoints and adapt to increasingly complex IT environments, incorporating a variety of hardware, software applications, operating systems, and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks, including as a result of the evolving AI landscape. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smartphones, tablets and other devices, enterprise employees using personal devices for work, the rapidly evolving Internet of Things and AI, we expect the networks of our customers to continue to change rapidly and become more complex. There can be no assurance that we will be successful in developing and marketing, on a timely basis, enhancements to our platform that adequately address the changing needs of our customers. In addition, any enhancements to our platform could involve research and development processes that are more complex, expensive and time-consuming than we anticipate. We may experience unanticipated delays in the availability of enhancements to our platform and may fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and releasing updates to our platform on a timely basis that can adequately respond to advanced threats and our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our channel partners generated 93% and 91% of our revenue for the three months ended April 30, 2023 and 2022, respectively. Our largest channel partner for the three months ended April 30, 2023 and 2022 was Exclusive Networks. We generated 19% and 18% of our revenue from Exclusive Networks for the three months ended April 30, 2023 and 2022, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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

•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shut downs, governmental defaults on indebtedness, war, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
•costs of localizing products and services (including, but not limited to data localization requirements);
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, data privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur and regulations applicable to us and our third party data providers from whom we purchase and resell syndicated data;
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
•natural disasters, acts of war, terrorism, or pandemics, including the conflict in Ukraine;
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
We have experienced rapid growth, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected.
We have experienced rapid growth historically, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 1,400 employees as of April 30, 2022, to over 2,200 employees as of April 30, 2023. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. As a result of recent macroeconomic conditions, in

June 2023, we approved a restructuring plan designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations.
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
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly with respect to large organizations and government entities. For example, in light of current macroeconomic conditions, we have observed a lengthening of the sales cycle for some prospective customers that we attribute to higher cost-consciousness around IT budgets, which has become more pronounced recently. Customers often view the subscription to our platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular, often undertake a significant evaluation process that further lengthens our sales cycle.
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
Additionally, we typically provide indemnification to customers, partners or other third parties we do business with for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our master subscription agreement. We also provide limited liability in the event of certain breaches of our master subscription agreement. Certain of these contractual provisions survive termination or expiration of the applicable agreement. To date, we have not incurred any material costs because of such obligations. However, as we continue to grow, indemnification claims against us for the obligations listed may increase.
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
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review key business metrics, including our ARR, number of customers with ARR of $100,000, and NRR, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our key metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment to ARR of $27.0 million, or approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
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
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in Israel, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics and workforce participation rates.
In June 2023, we approved a restructuring plan, which impacted approximately 5% of our workforce. This reduction may adversely impact our ability to achieve our future operational targets. In the future, we may be unable to hire qualified employees and may be unable to successfully train those employees that we are able to hire, and as a result, employees may not become fully productive on the timelines that we have projected or at all. Further, the reduction could yield unanticipated consequences or disruptions in our day-to-day operations, such as attrition beyond planned staff reductions.
Additionally, restrictive immigration policies or legal or regulatory developments relating to immigration may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. Changes in U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes.
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
If we do not effectively integrate, train, manage, and retain sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
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
We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business, including our financial conditions, cash flows and results of operations could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. Third-party software we rely on may be updated infrequently, unsupported or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our solutions to vulnerabilities. As a result, our business, operating results, and financial condition would be adversely affected.
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
We receive, store, and process some personal information from our employees, customers, the employees of our customers, and our end users. This personal information is hosted by our third-party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure to comply with laws, regulations and industry standards regarding personal information or other information could adversely affect our business, operating results, and financial condition.
Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably, but not necessarily limited to, we may be subject to:
•Controlling the Assault of Non-Solicited Pornography And Marketing Act (CAN-SPAM Act) and similar state consumer protection laws regarding the use of telephones and text messaging for marketing purposes.
•Section 5(a) of the Federal Trade Commission (FTC) Act for violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure, resulting in a finding of an unfair act or practice.
•The CCPA, effective since January 1, 2020, which created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. A ballot initiative called the California Privacy Rights Act, or CPRA, took effect January 1, 2023 (with a look back to January 2022), with enforcement beginning on July 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency, known as the California Privacy Protection Agency, that will be vested with authority to implement and enforce the CCPA and the CPRA. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business.
•Other states have enacted consumer privacy laws comparable to the CCPA, including the Virginia Consumer Data Protection Act that also became effective January 1, 2023; Colorado enacted its Colorado Privacy Act, which will become effective July 1, 2023; Connecticut enacted the Connecticut Personal Data Privacy and Online Monitoring Act, which will become effective July 1, 2023; Iowa enacted the Iowa Consumer Data Protection Act, which will become effective January 1, 2025;, Utah enacted the Utah Consumer Privacy Act, which will become effective December 31, 2023; Indiana enacted the Indiana Consumer Data Protection Act, which will become effective January 1, 2026; and Tennessee enacted the Tennessee Information Protection Act, which will become effective July 1, 2024; and as of the end of the first quarter of the calendar year 2023, numerous other states had pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.
In certain circumstances, we may also be subject to the EU General Data Protection Regulation (GDPR) (established in 2018 and implemented by countries in the EEA) and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018 (U.K. GDPR), which respectively govern the collection, use, disclosure, transfer or other processing of personal data of natural persons, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours).
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
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “Third Countries,”) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We rely on the use of Standard Contractual Clauses (SCCs), a standard form of contract approved by the European Commission, as an adequate personal data transfer mechanism for the transfer of data to Third Countries, however the SCCs may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the compliant transfer of personal data from the E.U. into the U.K.

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
The myriad of international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.
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
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customer including, but not limited to, data processing locations, breach notification, and security standards. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. New worldwide data protection laws, including the U.S. and European jurisdictions described above, may lead to changing definitions of personal information and other sensitive information which may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Notably some foreign jurisdictions require that certain types of data be retained on servers within these respective jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to customers, users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information about our compliance with the FTC order and about representations made in our marketing materials. We may be subject to future investigations and legal proceedings by the FTC or other regulators. As such, it is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
Any security breach or incident, including those resulting from a cybersecurity attack, phishing attack, unauthorized access, unauthorized usage, virus, malware, ransomware, denial of service, credential stuffing attack, supply chain attack, hacking or similar breach involving our networks and systems, or those of third parties upon which we rely, could result in the loss of customer data, including personal information, disruption to our operations, significant remediation costs, lost revenue, increased insurance premiums, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and security breaches and incidents may arise from other sources, such as employee or contractor error or malfeasance. Cyber threats are evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. As a cybersecurity company, we have been and may continue to be specifically targeted by malicious actors for attacks intended to circumvent our security capabilities as an entry point into customers’ endpoints, networks, or systems. Our industry is experiencing an increase in phishing attacks and unauthorized scans of systems searching for vulnerabilities or misconfigurations to exploit. If our security measures are breached or otherwise compromised as a result of third-party action, employee or contractor error, defect, vulnerability or bug in our products or products of third parties upon which we rely, malfeasance or otherwise, including any such breach or compromise resulting in someone obtaining unauthorized access to our confidential information, including personal information or the personal information of our customers or others, or if any of these are perceived or reported to occur, we may suffer the loss, compromise, corruption, unavailability, or destruction of our or others’ confidential information and personal information, we may face a loss in intellectual property protection, our reputation may be damaged, our business may suffer and we could be subject to claims, demands, regulatory investigations and other proceedings, indemnity obligations, and otherwise incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any security incident or breach, and we may face difficulties or delays in identifying and responding to any security breach or incident.
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
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the FTC or applicable state attorneys general.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, operating results, and financial condition.

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
As a public company we incur and expect to continue to incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the applicable listing standards of the New York Stock Exchange (NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Our management is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting.
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
Being a public company, and particularly now that we are no longer an “emerging growth company” requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current macroenvironment may make it more difficult to raise additional capital on favorable terms, it at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the conflict in Ukraine, inflation, rising interest rates, instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the global political, economic and macroeconomic climate, including but not limited to, the impacts related to instability in the banking industry, [debt ceiling negotiations,] labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates; and
•other events or factors, including those resulting from war, such as Russia’s invasion of Ukraine, armed conflict, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including rising inflation, increasing interest rates, labor shortages and fluctuations in international currency rates, as well as the impacts of the current conflict in Ukraine. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 82% of the voting power of our capital stock as of April 30, 2023, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of April 30, 2023, the holders of our outstanding Class B common stock hold approximately 82% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of multi-class share structures from being added to certain indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as war, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, acts of war, armed conflict, terrorism and other geopolitical unrest, such as Russia’s invasion of Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, heatwaves and droughts. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (ESG) both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely affected.
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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1†+	Consulting Services Agreement by and between SentinelOne, Inc. and Nicholas Warner dated October 7, 2022
10.2†+	Separation and Release Agreement by and between SentinelOne, Inc. and Nicholas Warner dated October 7, 2022.
10.3†	SentinelOne Global Corporate Cash Bonus Plan as amended effective August 1, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTINELONE, INC.

Date: June 1, 2023	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)