Form 10-Q
period 2023-07-31
SentinelOne, Inc.
filed 2023-08-31
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 25, 2023, the registrant had 242,179,776 shares of Class A common stock and 53,494,056 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the impacts related to instability in the banking industry, supply chain disruptions, a potential recession, inflation, and rising interest rates;
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A., “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (unaudited)

	July 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$133,065	$137,941
Short-term investments	598,531	485,584
Accounts receivable, net	124,525	151,492
Deferred contract acquisition costs, current	42,825	37,904
Prepaid expenses and other current assets	95,815	101,812
Total current assets	994,761	914,733
Property and equipment, net	43,878	38,741
Operating lease right-of-use assets	22,015	23,564
Long-term investments	410,307	535,422
Deferred contract acquisition costs, non-current	58,624	55,536
Intangible assets, net	131,127	145,093
Goodwill	540,308	540,308
Other assets	6,177	5,516
Total assets	$2,207,197	$2,258,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,840	$11,214
Accrued liabilities	104,483	100,015
Accrued payroll and benefits	50,393	54,955
Operating lease liabilities, current	4,637	3,895
Deferred revenue, current	325,019	303,200
Total current liabilities	498,372	473,279
Deferred revenue, non-current	96,343	103,062
Operating lease liabilities, non-current	20,519	23,079
Other liabilities	2,644	2,788
Total liabilities	617,878	602,208
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 241,390,522 and 222,951,206 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	24	21
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 53,508,084 and 63,812,651 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	5	8
Additional paid-in capital	2,795,019	2,663,394
Accumulated other comprehensive loss	(8,971)	(6,367)
Accumulated deficit	(1,196,758)	(1,000,351)
Total stockholders’ equity	1,589,319	1,656,705
Total liabilities and stockholders’ equity	$2,207,197	$2,258,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	$149,421	$102,505	$282,814	$180,760
Cost of revenue	44,667	36,261	87,250	63,400
Gross profit	104,754	66,244	195,564	117,360
Operating expenses:
Research and development	54,161	54,989	109,424	100,870
Sales and marketing	98,262	79,000	197,433	139,641
General and administrative	48,433	40,447	100,186	75,337
Restructuring (Note 11)	4,255	—	4,255	—
Total operating expenses	205,111	174,436	411,298	315,848
Loss from operations	(100,357)	(108,192)	(215,734)	(198,488)
Interest income	11,489	3,222	22,024	4,309
Interest expense	(605)	(607)	(1,212)	(612)
Other expense, net	1,409	427	1,050	136
Loss before income taxes	(88,064)	(105,150)	(193,872)	(194,655)
Provision (benefit) for income taxes	1,474	(8,844)	2,535	(8,515)
Net loss	$(89,538)	$(96,306)	$(196,407)	$(186,140)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.35)	$(0.68)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	293,170,401	277,417,227	290,775,910	273,424,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(89,538)	$(96,306)	$(196,407)	$(186,140)
Other comprehensive income (loss):
Change in unrealized losses on investments	(3,358)	(1,230)	(2,604)	(2,467)
Total comprehensive loss	$(92,896)	$(97,536)	$(199,011)	$(188,607)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (in thousands, except share data) (unaudited)

	Three Months Ended July 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	291,225,065	$29	$2,729,978	$(5,613)	$(1,107,220)	$1,617,174
Issuance of common stock upon exercise of stock options	1,372,895	—	4,083	—	—	4,083
Vesting of restricted stock units	1,732,035	—	—	—	—	—
Issuance of common stock under employee purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	120	—	—	120
Stock-based compensation	—	—	54,422	—	—	54,422
Other comprehensive loss	—	—	—	(3,358)	—	(3,358)
Net loss	—	—	—	—	(89,538)	(89,538)
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319

	Three Months Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other ComprehensiveLoss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	272,496,624	$27	$2,309,505	$(783)	$(711,507)	$1,597,242
Issuance of common stock upon exercise of stock options	1,350,556	—	3,291	—	—	3,291
Vesting of restricted stock units	291,442	—	—	—	—	—
Issuance of common stock under employee purchase plan	405,534	—	8,682	—	—	8,682
Issuance of common stock in connection with acquisition	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	41,804	—	—	41,804
Other comprehensive loss	—	—	—	(1,230)	—	(1,230)
Net loss	—	—	—	—	(96,306)	(96,306)
Balance as of July 31, 2022	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (in thousands, except share data) (unaudited)

	Six Months Ended July 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	5,074,687	—	13,845	—	—	13,845
Vesting of restricted stock units	2,491,451	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	169	—	—	169
Stock-based compensation	—	—	111,195	—	—	111,195
Other comprehensive loss	—	—	—	(2,604)	—	(2,604)
Net loss	—	—	—	—	(196,407)	(196,407)
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319

	Six Months Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of options	3,369,153	—	8,381	—	—	8,381
Vesting of restricted stock units	317,854	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	405,534	—	8,682	—	—	8,682
Vesting of early exercised stock options	—	—	18	—	—	18
Issuance of common stock in connection with acquisition	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	74,221	—	—	74,221
Other comprehensive loss	—	—	—	(2,467)	—	(2,467)
Net loss	—	—	—	—	(186,140)	(186,140)
Balances as of July 31, 2022	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended July 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(196,407)	$(186,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,623	10,794
Amortization of deferred contract acquisition costs	22,263	32,532
Non-cash operating lease costs	1,973	1,609
Stock-based compensation expense	108,395	72,631
Loss on investments, accretion of discounts, and amortization of premiums on investments, net	(11,089)	(1,167)
Gain on strategic investments	(2,000)	—
Other	775	(452)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	27,926	480
Prepaid expenses and other assets	6,291	(9,151)
Deferred contract acquisition costs	(30,272)	(39,287)
Accounts payable	1,044	6,094
Accrued liabilities	4,386	4,148
Accrued payroll and benefits	(4,393)	(23,669)
Operating lease liabilities	(2,434)	(2,737)
Deferred revenue	15,101	31,285
Other liabilities	(144)	(8,447)
Net cash used in operating activities	(39,962)	(111,477)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(494)	(4,101)
Purchases of intangible assets	(213)	(194)
Capitalization of internal-use software	(6,165)	(6,028)
Purchases of investments	(350,416)	(1,243,594)
Sales and maturities of investments	371,996	291,845
Cash paid for acquisition, net of cash and restricted cash acquired	—	(281,032)
Net cash provided by (used in) investing activities	14,708	(1,243,104)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(186)
Proceeds from exercise of stock options	13,845	8,382
Proceeds from issuance of common stock under the employee stock purchase plan	6,416	8,682
Net cash provided by financing activities	20,261	16,878
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,993)	(1,337,703)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	202,406	1,672,051
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$197,413	$334,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$977	$(69)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$2,800	$1,590
Property and equipment purchased but not yet paid	$525	$836
Internal-use software capitalized but not yet paid	$68	$383
Vesting of early exercised stock options	$169	$18
Issuance of common stock and assumed equity awards in connection with acquisition	$—	$186,332
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the six months ended July 31, 2023, as compared to the use of estimates disclosed in our Annual Report.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Cash and cash equivalents	$133,065	$137,941
Restricted cash, current	61,264	61,264
Restricted cash, non-current	3,084	3,201
	$197,413	$202,406
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2023		Three Months Ended July 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
United States	$95,785	64%	$68,392	67%
International	53,636	36	34,113	33
Total	$149,421	100%	$102,505	100%

	Six Months Ended July 31, 2023		Six Months Ended July 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
United States	$181,456	64%	$120,948	67%
International	101,358	36	59,812	33
Total	$282,814	100%	$180,760	100%
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2023 and 2022.
Substantially all of our sales are fulfilled our through channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $2.5 million and $1.5 million as of July 31, 2023 and January 31, 2023, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $421.4 million and $406.3 million as of July 31, 2023 and January 31, 2023, respectively. We recognized revenue of $92.3 million and $55.4 million during the three months ended July 31, 2023 and 2022, respectively, and $192.6 million and $115.4 million during the six months ended July 31, 2023 and 2022, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

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
As of July 31, 2023, our remaining performance obligations were $676.1 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarizes information about our cash, cash equivalents, and investments by investment category as of July 31, 2023 and January 31, 2023 (in thousands):

	As of July 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$36,995	$—	$—	$36,995
Money market funds	Level 1	75,994	—	—	75,994
U.S. Treasury securities	Level 1	20,080	—	(4)	20,076
Total cash and cash equivalents		$133,069	$—	$(4)	$133,065
Short-term investments:
U.S. Treasury securities	Level 1	$231,728	$—	$(2,002)	$229,726
Commercial paper	Level 2	74,731	—	(80)	74,651
Corporate notes and bonds	Level 2	191,737	—	(2,060)	189,677
U.S. agency securities	Level 2	105,285	1	(809)	104,477
Total short-term investments		$603,481	$1	$(4,951)	$598,531
Long-term investments:
U.S. Treasury securities	Level 1	$97,724	$—	$(1,163)	$96,561
Corporate notes and bonds	Level 2	152,734	—	(1,599)	151,135
U.S. agency securities	Level 2	150,388	3	(1,709)	148,682
Total long-term investments		$400,846	$3	$(4,471)	$396,378

Total assets measured at fair value		$1,137,396	$4	$(9,426)	$1,127,974

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the respective fair value and the classification by level within the fair value hierarchy (in thousands):

	As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$35,055	$—	$—	$35,055
Money market funds	Level 1	102,886	—	—	102,886
Total cash and cash equivalents		$137,941	$—	$—	$137,941
Short-term investments:
U.S. Treasury securities	Level 1	$144,392	$1	$(501)	$143,892
Commercial paper	Level 2	230,305	30	(667)	229,668
Corporate notes and bonds	Level 2	38,443	15	(148)	38,310
U.S. agency securities	Level 2	74,060	3	(349)	73,714
Total short-term investments		$487,200	$49	$(1,665)	$485,584
Long-term investments:
U.S. Treasury securities	Level 1	$192,337	$—	$(2,460)	$189,877
Corporate notes and bonds	Level 2	233,946	178	(2,029)	232,095
U.S. agency securities	Level 2	101,844	27	(921)	100,950
Total long-term investments		$528,127	$205	$(5,410)	$522,922

Total assets measured at fair value		$1,153,268	$254	$(7,075)	$1,146,447
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of July 31, 2023, all of our investments will mature within 2 years.
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2023 and 2022.
As of July 31, 2023, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. As of July 31, 2023, no unrealized losses were in a continuous unrealized loss position for more than twelve months.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are classified as level 3 investments and were $13.9 million and $12.5 million as of July 31, 2023 and January 31, 2023, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Developed technology	$78,700	$78,700
Customer relationship	79,100	79,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	1,716	1,501
Total finite-lived intangible assets	171,416	171,201
Less: accumulated amortization	(40,544)	(26,363)
Total finite-lived intangible assets, net	$130,872	$144,838
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$131,127	$145,093
Amortization expense of intangible assets was $7.2 million and $7.3 million for the three months ended July 31, 2023 and 2022, respectively, and $14.2 million and $8.0 million for the six months ended July 31, 2023 and 2022, respectively.
As of July 31, 2023, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2024	$14,400
2025	24,240
2026	22,807
2027	22,807
2028	13,248
Thereafter	33,370
Total	$130,872

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue	$4,068	$2,399	$8,241	$4,247
Research and development	15,452	13,495	30,242	23,958
Sales and marketing	13,681	9,715	26,277	16,811
General and administrative	20,705	15,392	44,695	27,615
Restructuring	(1,060)	—	(1,060)	—
Total	$52,846	$41,001	$108,395	$72,631
Restricted Stock Units
A summary of our restricted stock unit (RSU) activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	14,409,166	$27.37
Granted	17,082,796	16.40
Released	(2,491,451)	28.34
Forfeited	(1,955,209)	22.58
Outstanding as of July 31, 2023	27,045,302	$20.70
As of July 31, 2023, we had unrecognized stock-based compensation expense related to unvested RSUs of $497.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2023	32,446,814	$4.71
Exercised	(5,074,687)	$2.73
Forfeited	(531,038)	$5.56
Outstanding as of July 31, 2023	26,841,089	$5.07
Expected to vest as of July 31, 2023	26,841,089	$5.07
Vested and exercisable as of July 31, 2023	18,151,473	$3.91
No stock options were granted during the six months ended July 31, 2023. As of July 31, 2023, we had unrecognized stock-based compensation expense related to unvested options of $75.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Milestone Options
In March 2021, we granted options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under our 2013 Equity Incentive Plan. These stock options will vest 100% upon the occurrence of (a) our initial public offering (IPO) (the performance-based vesting condition), which was completed in June 2021, and (b) the achievement of certain share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. As of July 31, 2023, the share price targets have not been achieved, therefore, these stock options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
During the three and six months ended July 31, 2023, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense related to these milestone options. During the three and six months ended July 31, 2022, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense. As of July 31, 2023, we had unrecognized stock-based compensation expense related to these milestone options of $10.9 million that is expected to be recognized over the remaining implied service period of 3.1 years.
Performance Share Units
In March and May 2023, we granted Performance Stock Units (PSU) covering 1,133,455 shares of Class A common stock at target to certain executives subject to service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest over four years from the grant date. As of July 31, 2023, we have reassessed the financial performance metrics for these PSUs and consider achievement to be improbable (0% of target shares to vest). As a result, we have reversed all previously recognized expense. As such, we have not recorded any stock-based compensation expense and have no unrecognized stock-based compensation expense related to these PSUs.
Restricted Common Stock
In connection with the acquisition of Attivo Networks, Inc. (Attivo), we issued 63,327 shares of restricted Class A common stock to Attivo’s employees. We recorded stock-based compensation expense related to these restricted shares of $0.1 million and $0.4 million, respectively, during the three and six months ended July 31, 2023, respectively. We recorded stock-based compensation expense related to these restricted shares of $0.3 million during each of the three and six months ended July 31, 2022. As of July 31, 2023, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $0.6 million.
In connection with the acquisition of Scalyr, Inc. (Scalyr) in February 2021, we issued 1,315,099 shares of restricted common stock. During the six months ended July 31, 2023 we recorded $0.2 million of stock-based compensation expense related to these restricted shares. No expense was recorded during the three months ended July 31, 2023 related to these restricted shares. During the three and six months ended July 31, 2022, we recorded $2.1 million and $4.2 million, respectively, of stock-based compensation expense. As of July 31, 2023, this restricted common stock had fully vested.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $2.9 million and $5.9 million, re, during the three and six months ended July 31, 2023. We recognized stock-based compensation expense of $3.8 million and $6.5 million, respectively, during the three and six months ended July 31, 2022, respectively.
During the three and six months ended July 31, 2023, we recorded $0.1 million and $0.3 million, respectively, in expense related to modification of our ESPP as a result of the decrease in our stock price in July 2022 and January 2023, which triggered resets of the ESPP offering periods in accordance with the terms of the ESPP. During the three and six months ended July 31, 2022, we recorded $0.2 million in stock-based compensation expense. As of

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 31, 2023, there is no remaining unrecognized stock-based compensation expense related to modification of our ESPP.
Attivo Acquisition
In connection with our acquisition of Attivo (Attivo Acquisition), we granted 539,795 shares of RSUs under our 2021 Equity Incentive Plan that will vest over a period of three years contingent on continued employment of certain Attivo employees, for which stock-based compensation expense will be recognized ratably over the vesting period.
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
During the three and six months ended July 31, 2023, we recognized an incremental charge of $2.0 million and $4.0 million, respectively, related to the transition of these employees to non-employee consultants and expect to recognize an aggregate of an additional $2.2 million in expense over the requisite service period through the fourth quarter of 2024.
7.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (1.7)% and 8.4% for the three months ended July 31, 2023 and 2022, respectively, and (1.3)% and 4.4% for the six months ended July 31, 2023 and 2022, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
In connection with the Attivo Acquisition, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022.
8.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted common stock, RSUs, PSUs, shares purchased pursuant to our ESPP, and early exercised stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(89,538)	$(96,306)	$(196,407)	$(186,140)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	293,170,401	277,417,227	290,775,910	273,424,105
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.31)	$(0.35)	$(0.68)	$(0.68)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,
	2023	2022
Stock options	26,841,089	38,316,073
Shares subject to repurchase	36,452	298,374
RSUs and PSUs	27,045,302	1,343,582
ESPP shares	190,723	109,217
Restricted common stock	22,393	405,620
Contingently issuable shares	—	1,317,079
Total	54,135,959	41,789,945
9.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against the Company, its Chief Executive Officer and its Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleges that defendants made false or misleading statements about the Company's business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. A substantially similar suit was filed on June 16, 2023 in the

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. Plaintiffs have moved to consolidate the cases. The suits are in their preliminary phase, and no response to the complaints in either action is currently due. The Company believes the cases are without merit and intends to defend the suits vigorously.
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
BlackBerry Corp., et al. v. Coulter, et al. On October 17, 2019, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Chris Coulter, in the Vermont Superior Court—Chittenden Unit, Case No. 953-10-19 Cncv, against Chris Coulter, a now-former employee who worked in our Vigilance services team (the Vermont Action). On October 23, 2019, BlackBerry filed an amended complaint that added the company as a defendant. The amended complaint asserts claims against us for conspiracy, tortious interference with contract, aiding and abetting breach of fiduciary duties, and misappropriation of trade secrets. On April 17, 2020, the court in the Vermont Action issued a preliminary injunction that enjoined Mr. Coulter from working at our company until after February 2021. As a result of the court’s order, Mr. Coulter chose to seek other employment and is no longer employed by us. On January 15, 2021, the court entered an order narrowing the scope of the case and limiting the claims against us to avoid conflict with a similar action that was previously filed in California and was dismissed. The Vermont Action is currently pending. Dispositive motions are currently due by September 15, 2023; no trial date has been set. On October 25, 2019, BlackBerry commenced a separate action captioned BlackBerry Corp., et al v. Coulter, et al., No. 2019-0854-JTL (Del. Ch.) (the Delaware Action) against Mr. Coulter and the Company in Delaware Chancery Court. The court stayed this case pending resolution of the Vermont Action. On February 7, 2020, BlackBerry voluntarily dismissed without prejudice all claims against Mr. Coulter and us in the Delaware Action. On December 3, 2019, BlackBerry initiated a largely duplicative arbitration solely against Mr. Coulter administered by JAMS, an alternative dispute resolution provider. That arbitration, however, was dismissed on or about March 30, 2021, with JAMS informing us that they had closed their files on this matter on April 30, 2021.
BlackBerry Corp. et al. v. Sentinel Labs, Inc., et al. On January 16, 2020, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Sentinel Labs, Inc., et al., No. 20CV361950 in the California Superior Court of Santa Clara County, California against us and unnamed “Doe” defendants (who counsel understands are all former BlackBerry employees that we later employed), asserting claims for trade secret misappropriation and unfair business practices (the California Action). We filed counterclaims that, in part, seek to invalidate unlawful provisions under California law in BlackBerry’s agreements it entered into with its employees. Between December 2020 and August 2021, there were several rounds of motion practice, court hearings, and court orders relating to the sufficiency of BlackBerry’s identification of its alleged trade secrets in connection with its misappropriation of trade secrets claim, resulting in a narrowed scope of this claim. In March 2023, BlackBerry filed an amended complaint with an additional claim for unfair business practices. We demurred to that claim, and Blackberry subsequently withdrew it. We continue to vigorously litigate this lawsuit, including our counterclaims against BlackBerry. Fact discovery has now closed, with the exception of certain depositions, and a trial has been set for March 28, 2024.
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
BlackBerry Corp., et al. v. Kaylan Brown Coulter. On April 7, 2022, BlackBerry commenced an action captioned BlackBerry Corp., et al. v. Kaylan Brown Coulter, Case No. 22-cv-01249, in the Superior Court—

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Chittenden Unit, Vermont, against Kaylan Brown-Coulter, the wife of Chris Coulter (referenced above), alleging breach of non-disclosure and non-solicitation agreements, breach of covenant of good faith and fair dealing, breach of fiduciary duties, and civil conspiracy. While this is part of the same series of lawsuits by BlackBerry, we were not named in this action. On May 6, 2022, Ms. Brown-Coulter removed the case to the United States District Court for the District of Vermont (Case No. 5:22-cv-98). Shortly thereafter, on May 13, 2022, Ms. Brown-Coulter filed a motion to dismiss all claims under Federal Rule of Civil Procedure 12(b)(6). The court granted the motion to dismiss in part, dismissing two of the four counts and ordering further briefing in a third. Discovery (both fact and expert) is currently set to close by October 15, 2023, and the matter is currently set to be trial ready by March 1, 2024 unless a motion for summary judgment is pending.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have entered into an insurance policy to cover our potential liability arising from this limited warranty arrangement. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2023 and January 31, 2023.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
10.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.6 million and $0.9 million, respectively, matching contributions for the three months ended July 31, 2023 and 2022, respectively. There were $2.1 million and $1.4 million, matching contributions for the six months ended July 31, 2023 and 2022, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million and $1.0 million, respectively, for the three months ended July 31, 2023 and 2022. We recorded severance expenses related to these employees of $1.8 million and $2.0 million, respectively, for the six months ended July 31, 2023 and 2022.
11.RESTRUCTURING
In June 2023, we announced a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our current workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $4.9 million in charges in connection with the Plan in the three months ended July 31, 2023, which consists of $5.3 million in charges related to severance payments and employee benefits, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal on stock-based compensation expense. Note that the charges related to inventory write-offs are recognized as cost of sales and not restructuring operating expenses in our condensed consolidated financial statements of operations. The actions associated with the Plan are expected to be substantially complete by the end of fiscal 2024, subject to local law and consultation requirements, as well as our business needs.
The following table summarizes our restructuring liability that is included in accrued payroll and benefits on the condensed consolidated balance sheet related to the Plan (in thousands):

Severance payments and employee benefits
Liability as of January 31, 2023	$—
Charges	5,314
Payments	(4,454)
Non-cash items	—
Liability as of July 31, 2023	$860

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the U.S. Securities and Exchange Commission, (SEC), on March 29, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2024 and January 31, 2023 are referred to herein as fiscal 2024 and fiscal 2023, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we,” “our,” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered Singularity Platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks— performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of independent software vendors (ISVs), alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, managed service providers (MSPs), managed security service providers (MSSPs), managed detection and response providers (MDRs), original equipment manufacturers (OEMs), and incident response (IR) firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our extended detection and response (XDR) and IT (information technology) and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of July 31, 2023, we had over 11,000 customers, increasing from over 8,500 customers as of July 31, 2022. We had 994 customers with annualized recurring revenue (ARR) of $100,000 or more as of July 31, 2023, up from 727 as of July 31, 2022. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of July 31, 2023, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the United States represented 36% and 33% for the three months ended July 31, 2023 and 2022, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $149.4 million and $102.5 million for the three months ended July 31, 2023 and 2022, respectively, representing year-over-year growth of 46%. Our revenue was $282.8 million and $180.8 million for the six months ended July 31, 2023 and 2022, respectively, representing year-over-year growth of 56%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2023 and 2022 was $89.5 million and $96.3 million, respectively, and our net loss for the six months ended July 31, 2023 and 2022 was $196.4 million and $186.1 million, respectively.
Impact of Global Macroeconomic Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, with respect to the federal budget, and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted. For example, in June 2023, we announced a restructuring plan (Plan) designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations.
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

	As of July 31,
	2023	2022*
	(in thousands)
Annualized recurring revenue	$612,210	$417,054
*ARR as of July 31, 2022 reflects the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
ARR grew 47% year-over-year to $612.2 million as of July 31, 2023, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
As previously disclosed in our quarterly report on Form 10-Q for the quarter ended April 30, 2023, ARR for the prior period in fiscal 2023 presented above have been adjusted based on the same percentage adjustment rate identified in the first quarter of fiscal 2024 of approximately 5%. For more information, see the section titled “Key Business Metrics” in Part I, Item 2 of the quarterly report on Form 10-Q for the quarter ended April 30, 2023.
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

	As of July 31,
	2023	2022*

Customers with ARR of $100,000 or more	994	727
*Customers with ARR of $100,000 or more as of July 31, 2022 reflects the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
Customers with ARR of $100,000 or more grew 37% year-over-year to 994 as of July 31, 2023, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.

Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate (NRR) measures the percentage change in our ARR derived from our customer base at a point in time.

	As of July 31,
	2023	2022

Dollar-based net retention rate	115%+	135%+
Our NRR exceeded 115% as of July 31, 2023, driven by existing customers primarily from expansion of the number of endpoints and purchases of additional modules.
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
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform. Cost of revenue also consists of personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of acquired intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, inventory write-offs, and allocated overhead costs.
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
Restructuring
Restructuring charges, related to the Plan, consist primarily of charges related to severance payments, employee benefits, and stock-based compensation. The actions associated with the Plan are expected to be substantially complete by the end of fiscal 2024, subject to local law and consultation requirements, as well as our business needs.
Interest Income, Interest Expense, and Other Expense, Net
Interest income consists primarily of interest earned on our cash equivalents and investments.
Interest expense consists primarily of the amortization of the discount related to Attivo indemnity escrow liability.

Other income (expense), net consists primarily of foreign currency transaction gains and losses and gain on strategic investments.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Revenue	$149,421	$102,505	$282,814	$180,760
Cost of revenue(1)	44,667	36,261	87,250	63,400
Gross profit	104,754	66,244	195,564	117,360
Operating expenses:
Research and development(1)	54,161	54,989	109,424	100,870
Sales and marketing(1)	98,262	79,000	197,433	139,641
General and administrative(1)	48,433	40,447	100,186	75,337
Restructuring(1)	4,255	—	4,255	—
Total operating expenses	205,111	174,436	411,298	315,848
Loss from operations	(100,357)	(108,192)	(215,734)	(198,488)
Interest income	11,489	3,222	22,024	4,309
Interest expense	(605)	(607)	(1,212)	(612)
Other expense, net	1,409	427	1,050	136
Loss before income taxes	(88,064)	(105,150)	(193,872)	(194,655)
Provision (benefit) for income taxes	1,474	(8,844)	2,535	(8,515)
Net loss	$(89,538)	$(96,306)	$(196,407)	$(186,140)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$4,068	$2,399	$8,241	$4,247
Research and development	15,452	13,495	30,242	23,958
Sales and marketing	13,681	9,715	26,277	16,811
General and administrative	20,705	15,392	44,695	27,615
Restructuring	(1,060)	—	(1,060)	—
Total stock-based compensation expense	$52,846	$41,001	$108,395	$72,631

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	30	35	31	35
Gross profit	70	65	69	65
Operating expenses:
Research and development	36	54	39	56
Sales and marketing	66	77	70	77
General and administrative	32	39	35	42
Restructuring	3	—	2	—
Total operating expenses	137	170	145	175
Loss from operations	(67)	(106)	(76)	(110)
Interest income	8	3	8	2
Interest expense	—	(1)	—	—
Other expense, net	1	—	—	—
Loss before income taxes	(59)	(103)	(69)	(108)
Provision (benefit) for income taxes	1	(9)	1	(5)
Net loss	(60)%	(94)%	(69)%	(103)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$149,421	$102,505	$46,916	46%
Revenue increased by $46.9 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$44,667	$36,261	$8,406	23%
Gross profit	$104,754	$66,244	$38,510	58%
Gross margin	70%	65%
Cost of revenue increased by $8.4 million primarily due to a $5.1 million increase in allocated overhead costs, $1.2 million increase in cloud hosting usage charges due to the expansion of the business, $0.8 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and $0.7 million of inventory write-offs related to the Plan. Gross margin increased to 70%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$54,161	$54,989	$(828)	(2)%
Research and development expenses decreased by $0.8 million primarily due to a decrease of $7.0 million incurred in the prior year as a result of the migration from Scalyr into our Singularity platform, partially offset by an increase in personnel-related expenses of $6.4 million, including an increase of $2.0 million related to stock-based compensation expense as a result of increased headcount.
Sales and Marketing

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$98,262	$79,000	$19,262	24%
Sales and marketing expenses increased by $19.3 million primarily due to an increase in personnel-related expenses of $13.7 million, including an increase of $4.0 million in stock-based compensation expense as a result of increased headcount and an increase of $1.5 million in sales related and commission expense as a result of an increase in sales year over year. In addition, there was an increase in marketing expenses of $2.5 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$48,433	$40,447	$7,986	20%
General and administrative expenses increased by $8.0 million primarily due to an increase in personnel-related expenses of $7.0 million, including an increase of $5.3 million in stock-based compensation expense as a result of increased headcount.
Restructuring

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Restructuring	$4,255	$—	$4,255	N/A
Restructuring charges increased by $4.3 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $5.3 million, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.

Interest Income, Interest Expense, and Other Expense, Net

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$11,489	$3,222	$8,267	257%
Interest expense	$(605)	$(607)	$2	—%
Other income, net	$1,409	$427	$982	230%
Interest income increased $8.3 million as a result of higher interest rates on investments. The change in other income, net is primarily due to gains on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision (Benefit) for Income Taxes

	Three Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$1,474	$(8,844)	$10,318	(117)%
The provision for income taxes increased for the three months ended July 31, 2023, compared to the three months ended July 31, 2022 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries for the three months ended July 31, 2023, and a one-time tax benefit from the application of our deferred assets with a full valuation allowance to net deferred tax liability of Attivo acquired intangibles recorded for the three months ended July 31, 2022.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the acquisition of Attivo that closed in May 2022 (Attivo Acquisition), we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022.
Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$282,814	$180,760	$102,054	56%
Revenue increased by $102.1 million, or 56%, from $180.8 million for the six months ended July 31, 2022 to $282.8 million for six months ended July 31, 2023, primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$87,250	$63,400	$23,850	38%
Gross profit	$195,564	$117,360	$78,204	67%
Gross margin	69%	65%
Cost of revenue increased by $23.9 million from $63.4 million for the six months ended July 31, 2022 to $87.3 million for six months ended July 31, 2023, primarily due to an increase of $14.1 million in allocated overhead costs, a $4.4 million increase in amortization of acquired intangible assets in connection with the Attivo Acquisition, $1.9 million increase in cloud hosting usage charges due to the expansion of the business, $1.6 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and $0.7 million of inventory write-offs related to the Plan. Gross margin increased from 65% for the six months ended July 31, 2022 to 69% for the six months ended July 31, 2023, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$109,424	$100,870	$8,554	8%
Research and development expenses increased from $100.9 million for the six months ended July 31, 2022 to $109.4 million for six months ended July 31, 2023, primarily due to an increase in personnel-related expenses of $20.8 million, including an increase of $6.3 million related to stock-based compensation expense as a result of increased headcount, partially offset by a decrease of $11.9 million incurred in the prior year as a result of the migration from Scalyr into our platform.
Sales and Marketing

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$197,433	$139,641	$57,792	41%
Sales and marketing expenses increased from $139.6 million for the six months ended July 31, 2022 to $197.4 million for six months ended July 31, 2023, primarily due to an increase in personnel-related expenses of $36.0 million, including an increase of $9.5 million in stock-based compensation expense as a result of increased headcount and an increase of $3.4 million in sales related and commission expense as a result of an increase in sales year over year. In addition, there was an increase in marketing expenses of $10.5 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$100,186	$75,337	$24,849	33%

General and administrative expenses increased from $75.3 million for the six months ended July 31, 2022 to $100.2 million for six months ended July 31, 2023, primarily due to an increase in personnel-related expenses of $26.4 million, including an increase of $17.1 million in stock-based compensation expense as a result of increased headcount.
Restructuring

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Restructuring	$4,255	$—	$4,255	N/A
Restructuring charges increased by $4.3 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $5.3 million, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Expense, Net

	Six Months Ended July 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$22,024	$4,309	$17,715	411%
Interest expense	$(1,212)	$(612)	$(600)	98%
Other income, net	$1,050	$136	$914	672%
Interest income increased $17.7 million as a result of higher interest rates on investments. Interest expense increased due to the amortization of the discount related to Attivo indemnity escrow liability. The change in other income, net is primarily due to gains on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision (Benefit) for Income Taxes

	Six Months Ended July 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$2,535	$(8,515)	$11,050	(130)%
The provision for income taxes increased for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries and a one-time tax benefit from the application of our deferred assets with a full valuation allowance to net deferred tax liability of Attivo acquired intangibles recorded for the six months ended July 31, 2022.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the Attivo Acquisition, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the three and six months ended July 31, 2022.

Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1,196.8 million and $1,000.4 million as of July 31, 2023 and January 31, 2023, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of July 31, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.2 billion, respectively.
In the short term, we believe that our existing cash, cash equivalents, and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. In the long term beyond the next 12 months, our future capital requirements will depend on many factors, including macroeconomic conditions, our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which also appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. While some of our cash, cash equivalents and short-term investments were held at SVB prior to its closure, we did not experience a material impact to our business as a result of SVB’s closure as the FDIC made sure that depositors of the institution were made whole. We hold our cash, cash equivalents, and investments with a diverse group of banking partners. However, any instability in the U.S. or global banking system or relating to the federal budget may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our platform.
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(39,962)	$(111,477)
Net cash provided by (used in) investing activities	$14,708	$(1,243,104)
Net cash provided by financing activities	$20,261	$16,878
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

Cash used in operating activities during the six months ended July 31, 2023 was $40.0 million, primarily consisting of our net loss of $196.4 million, partially offset by $17.5 million provided by net changes to our operating assets and liabilities and non-cash items of $138.9 million. The main drivers of the changes in operating assets and liabilities were a $27.9 million decrease in accounts receivable due to timing of cash received from customers, a $15.1 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $6.3 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $30.3 million increase in deferred contract acquisition costs and a $4.4 million decrease in accrued payroll and benefits.
Cash used in operating activities during the six months ended July 31, 2022 was $111.5 million, primarily consisting of our net loss of $186.1 million, and $41.3 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $115.9 million. The main drivers of the changes in operating assets and liabilities were a $39.3 million increase in deferred contract acquisition costs, $23.7 million decrease in accrued payroll and benefits, a $9.2 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs. These amounts were partially offset by a $0.5 million decrease in accounts receivable due to timing of cash received from customers, a $31.3 million increase in deferred revenue primarily from increased subscription contracts, and a $6.1 million increase in accounts payable due to timing of invoices received from vendors.
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2023 was $14.7 million, consisting of $372.0 million of investment sales and maturities, partially offset by $350.4 million of investment purchases, and $6.2 million of capitalized internal-use software costs.
Cash used in investing activities during the six months ended July 31, 2022 was $1,243.1 million, consisting of $281.0 million net cash paid for the Attivo Acquisition, $1,243.6 million of investment purchases, partially offset by $291.8 million of investment maturities, $4.1 million of purchases of property and equipment to support additional office facilities, and $6.0 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2023 was $20.3 million, consisting of $13.8 million of proceeds from the exercise of employee stock options and $6.4 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Cash provided by financing activities during the six months ended July 31, 2022 was $16.9 million, consisting of $8.7 million of proceeds from the issuance of common stock under our ESPP and $8.4 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
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
Interest Rate Risk
As of July 31, 2023, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, commercial paper, corporate notes and bonds and U.S. government securities. We also had $64.3 million of restricted cash as of July 31, 2023, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $8.0 million change in the fair market value of our investment portfolio as of July 31, 2023.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the six months ended July 31, 2023 and July 31, 2022 would not have been material.

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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $89.5 million and $96.3 million for the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, we had an accumulated deficit of $1,196.8 million. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The market for cybersecurity products and services is intensely competitive, fragmented and is rapidly evolving, characterized by changes in technology, customer requirements, industry standards, increasingly sophisticated attackers and by frequent introductions of new or improved products and services. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market, as our competitors complete strategic acquisitions or form cooperative relationships and/or customer requirements evolve. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, operating results, and financial condition.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and global macroeconomic issues, including global banking and finance related issues, rising interest rates, overall market downturns, inflation, supply chain disruptions or otherwise;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including U.S. and global macro-economic issues, global banking and finance related issues, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the ongoing war in Ukraine and judicial reform in Israel, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

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
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
We have recently begun incorporating generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of AI in our business. For example, our algorithms may be flawed and not achieve sufficient levels of accuracy or contain biased information. In addition, our competitors or other third parties may incorporate AI solutions into their products more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in our Purple AI solution. Our ability to employ AI, or the ability of our competitors to do so better, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results.
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
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Any of the foregoing could adversely affect our business, reputation, or financial results.
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
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR and U.K. GDPR (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Substantially all of our sales are fulfilled our through our channel partners, including distributors, resellers, MSSPs, and others. Our largest channel partner for the three months ended July 31, 2023 and 2022 was Exclusive Networks. We generated 19% and 17% of our revenue from Exclusive Networks for the three months ended July 31, 2023 and 2022, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
We have experienced rapid growth historically, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 1,800 employees as of July 31, 2022, to over 2,200 employees as of July 31, 2023. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We regularly review key business metrics, including our ARR, number of customers with ARR of $100,000, and NRR, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our key metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment of approximately 5% of total ARR, which we reflected in our total ARR as of July 31, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Moreover, the availability of copyright protection and other legal protections for intellectual property generated by certain technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions.
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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other U.S. government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russia’s invasion of Ukraine, the United States and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The United States and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Additionally, export restrictions recently imposed on Russia and Belarus specifically limit the export of encryption hardware, software and related source code and technology to these locations which could limit our ability to provide our software and services to these countries. Changes in our platform, and changes in or promulgation of new export and import regulations may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition.
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
Moreover, the rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, the European Commission's proposed Artificial Intelligence Act could also impose new obligations or limitations affecting our business, if and when it enters into force.
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
•The CCPA, effective since January 1, 2020, which created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. A ballot initiative called the California Privacy Rights Act (CPRA) went into force July 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency, known as the California Privacy Protection Agency, which is vested with the authority to implement and enforce the CCPA and the CPRA. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business.
•Other states have enacted consumer privacy laws comparable to the CCPA, including the Virginia Consumer Data Protection Act that also became effective January 1, 2023; Colorado enacted its Colorado Privacy Act, which became effective July 1, 2023; Connecticut enacted the Connecticut Personal Data Privacy and Online Monitoring Act, which became effective July 1, 2023; Iowa enacted the Iowa Consumer Data Protection Act, which will become effective January 1, 2025; Utah enacted the Utah Consumer Privacy Act, which will become effective December 31, 2023; Indiana enacted the Indiana Consumer Data Protection Act, which will become effective January 1, 2026; and Tennessee enacted the Tennessee Information Protection Act, which will become effective July 1, 2024; and as of the end of the first quarter of the calendar year 2023, numerous other states had pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.
In certain circumstances, we may also be subject to the EU General Data Protection Regulation (GDPR) (established in 2018 and implemented by countries in the European Economic Area (EEA)) and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018 (U.K. GDPR), which respectively govern the collection, use, disclosure, transfer or other processing of personal data of natural persons, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours).
Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the withdrawal by the United Kingdom (U.K.) from the European Union (E.U.) and the EEA, companies must comply with both the GDPR and the U.K. GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “Third Countries,”) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We rely on the use of Standard Contractual Clauses (SCCs), a standard form of contract approved by the European Commission, as an adequate personal data transfer mechanism for the transfer of data to Third Countries; however, the SCCs may not be alone sufficient to protect data transferred to the United States or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the compliant transfer of personal data from the E.U. into the U.K.
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

We are currently in, and may in the future, become involved in litigation that may adversely affect us.
From time to time, we have been subject to claims, suits and other proceedings. For example, we are currently the subject of securities litigation and commercial litigation. For additional information regarding these litigation matters, see the section titled “Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our condensed consolidated financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our condensed consolidated financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Our management is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting.
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
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the Tax Act) (as modified by the Coronavirus Aid, Relief, Economic Security Act, the Families First Coronavirus Response Act and the American Rescue Plan Act), significantly reformed the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. We are currently evaluating the various provisions of the IRA and currently anticipate that its impact, if any, will not be material to our operating results or cash flows. In the United States, Congress and the Biden administration continue to consider other proposed legislation to make various tax law changes. These proposals, could include changes to the existing framework in respect of income taxes, limitations on the ability of taxpayers to claim and utilize foreign tax credits, as well as add new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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
•the global political, economic and macroeconomic climate, including but not limited to, the impacts related to instability in the banking industry, federal budget, labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates; and
•other events or factors, including those resulting from war, such as Russia’s invasion of Ukraine, armed conflict, incidents of terrorism or responses to these events.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 82% of the voting power of our capital stock as of July 31, 2023, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2023, the holders of our outstanding Class B common stock hold approximately 82% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We are currently subject to and can in the future be subject to securities class action litigation..
Securities class action litigation can be instituted against companies following periods of volatility in the market price of a company’s securities. We are currently subject to securities litigation as further described in the section titled “Part I - Legal Proceedings.” This type of litigation, can result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

SENTINELONE, INC.

Date: August 31, 2023	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)