Form 10-Q
period 2023-10-31
SentinelOne, Inc.
filed 2023-12-05
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023, the registrant had 248,749,783 shares of Class A common stock and 49,924,995 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the impacts related to instability in the banking industry, supply chain disruptions, a potential recession, inflation, government shutdowns and uncertainty with respect to the federal budget, and rising interest rates;
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts, including the conflicts in Ukraine and Israel;
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
•cybersecurity incidents;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	October 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$127,340	$137,941
Short-term investments	670,632	485,584
Accounts receivable, net	133,828	151,492
Deferred contract acquisition costs, current	45,853	37,904
Prepaid expenses and other current assets	91,770	101,812
Total current assets	1,069,423	914,733
Property and equipment, net	46,015	38,741
Operating lease right-of-use assets	20,969	23,564
Long-term investments	325,164	535,422
Deferred contract acquisition costs, non-current	60,178	55,536
Intangible assets, net	127,151	145,093
Goodwill	540,308	540,308
Other assets	6,659	5,516
Total assets	$2,195,867	$2,258,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,793	$11,214
Accrued liabilities	99,867	100,015
Accrued payroll and benefits	52,777	54,955
Operating lease liabilities, current	4,448	3,895
Deferred revenue, current	327,941	303,200
Total current liabilities	498,826	473,279
Deferred revenue, non-current	94,631	103,062
Operating lease liabilities, non-current	18,492	23,079
Other liabilities	3,089	2,788
Total liabilities	615,038	602,208
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 244,532,935 and 222,951,206 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	25	21
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 53,374,518 and 63,812,651 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	5	8
Additional paid-in capital	2,855,205	2,663,394
Accumulated other comprehensive loss	(7,344)	(6,367)
Accumulated deficit	(1,267,062)	(1,000,351)
Total stockholders’ equity	1,580,829	1,656,705
Total liabilities and stockholders’ equity	$2,195,867	$2,258,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	$164,165	$115,323	$446,979	$296,083
Cost of revenue	43,765	41,006	131,015	104,406
Gross profit	120,400	74,317	315,964	191,677
Operating expenses:
Research and development	52,306	52,234	161,730	153,104
Sales and marketing	98,249	83,953	295,682	223,594
General and administrative	51,239	42,188	151,425	117,525
Restructuring (Note 11)	74	—	4,329	—
Total operating expenses	201,868	178,375	613,166	494,223
Loss from operations	(81,468)	(104,058)	(297,202)	(302,546)
Interest income	11,877	7,193	33,901	11,502
Interest expense	(1)	(613)	(1,213)	(1,225)
Other income (expense), net	605	(781)	1,655	(645)
Loss before income taxes	(68,987)	(98,259)	(262,859)	(292,914)
Provision (benefit) for income taxes	1,317	599	3,852	(7,916)
Net loss	$(70,304)	$(98,858)	$(266,711)	$(284,998)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.24)	$(0.35)	$(0.91)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	296,650,848	280,635,022	292,755,742	275,867,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(70,304)	$(98,858)	$(266,711)	$(284,998)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	1,627	(8,436)	(977)	(10,903)
Total comprehensive loss	$(68,677)	$(107,294)	$(267,688)	$(295,901)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended October 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319
Issuance of common stock upon exercise of stock options	1,410,001	1	3,520	—	—	3,521
Vesting of restricted stock units	1,598,846	—	—	—	—	—
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation	—	—	56,657	—	—	56,657
Other comprehensive loss	—	—	—	1,627	—	1,627
Net loss	—	—	—	—	(70,304)	(70,304)
Balance as of October 31, 2023	297,907,453	$30	$2,855,205	$(7,344)	$(1,267,062)	$1,580,829

	Three Months Ended October 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	280,576,387	$28	$2,549,614	$(2,013)	$(807,813)	$1,739,816
Issuance of common stock upon exercise of stock options	1,254,653	—	2,900	—	—	2,900
Vesting of restricted stock units	387,718	—	—	—	—	—
Cancellation of holdback shares	(9,551)	—	—	—	—	—
Stock-based compensation	—	—	46,765	—	—	46,765
Other comprehensive loss	—	—	—	(8,436)	—	(8,436)
Net loss	—	—	—	—	(98,858)	(98,858)
Balance as of October 31, 2022	282,209,207	$28	$2,599,279	$(10,449)	$(906,671)	$1,682,187

(continued)

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Nine Months Ended October 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	6,484,688	1	17,365	—	—	17,366
Vesting of restricted stock units	4,090,297	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	178	—	—	178
Stock-based compensation	—	—	167,852	—	—	167,852
Other comprehensive loss	—	—	—	(977)	—	(977)
Net loss	—	—	—	—	(266,711)	(266,711)
Balance as of October 31, 2023	297,907,453	$30	$2,855,205	$(7,344)	$(1,267,062)	$1,580,829

	Nine Months Ended October 31, 2022
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of options	4,623,806	—	11,282	—	—	11,282
Vesting of restricted stock units	705,572	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	405,534	—	8,682	—	—	8,682
Cancellation of holdback shares	(9,551)	—	—	—	—	—
Vesting of early exercised stock options	—	—	18	—	—	18
Issuance of common stock in connection with acquisition	6,032,231	1	186,331	—	—	186,332
Stock-based compensation	—	—	120,986	—	—	120,986
Other comprehensive loss	—	—	—	(10,903)	—	(10,903)
Net loss	—	—	—	—	(284,998)	(284,998)
Balances as of October 31, 2022	282,209,207	$28	$2,599,279	$(10,449)	$(906,671)	$1,682,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended October 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(266,711)	$(284,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,549	20,097
Amortization of deferred contract acquisition costs	34,699	25,871
Non-cash operating lease costs	3,010	2,547
Stock-based compensation expense	163,308	118,318
Accretion of discounts, and amortization of premiums on investments, net	(16,289)	(5,620)
Net gain on strategic investments	(2,706)	—
Other	637	(446)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	18,846	(12,699)
Prepaid expenses and other assets	10,075	(11,072)
Deferred contract acquisition costs	(47,289)	(38,163)
Accounts payable	1,935	(1,377)
Accrued liabilities	(220)	261
Accrued payroll and benefits	(1,998)	(18,786)
Operating lease liabilities	(4,650)	(4,296)
Deferred revenue	16,311	40,609
Other liabilities	301	(1,464)
Net cash used in operating activities	(62,192)	(171,218)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,117)	(4,827)
Purchases of intangible assets	(3,436)	(247)
Capitalization of internal-use software	(9,687)	(10,279)
Purchases of investments	(462,539)	(1,728,162)
Sales and maturities of investments	504,340	778,555
Cash paid for acquisition, net of cash and restricted cash acquired	—	(281,032)
Net cash provided by (used in) investing activities	27,561	(1,245,992)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(186)
Proceeds from exercise of stock options	17,366	11,282
Proceeds from issuance of common stock under the employee stock purchase plan	6,416	8,682
Net cash provided by financing activities	23,782	19,778
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(10,849)	(1,397,432)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	202,406	1,672,051
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$191,557	$274,619
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,021	$215
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$4,544	$2,668
Property and equipment purchased but not yet paid	$78	$205
Internal-use software capitalized but not yet paid	$25	$—
Patents capitalized but not yet paid	$35	$—
Vesting of early exercised stock options	$178	$18
Issuance of common stock and assumed equity awards in connection with acquisition	$—	$186,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.ORGANIZATION AND DESCRIPTION OF BUSINESS
Business
SentinelOne, Inc. (SentinelOne, the Company, we, our, or us) was incorporated in January 2013 in the State of Delaware. We are a cybersecurity provider that delivers an artificial intelligence-powered platform to enable autonomous cybersecurity defense. Our headquarters is located in Mountain View, California with various other global office locations.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the nine months ended October 31, 2023, as compared to the use of estimates disclosed in our Annual Report.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Cash and cash equivalents	$127,340	$137,941
Restricted cash, current	61,264	61,264
Restricted cash, non-current	2,953	3,201
	$191,557	$202,406
Restricted cash, current and restricted cash, non-current is presented within other current assets and other assets in the condensed consolidated balance sheets, respectively.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended October 31, 2023		Three Months Ended October 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
United States	$103,461	63%	$73,657	64%
International	60,704	37	41,666	36
Total	$164,165	100%	$115,323	100%

	Nine Months Ended October 31, 2023		Nine Months Ended October 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
United States	$284,917	64%	$194,606	66%
International	162,062	36	101,477	34
Total	$446,979	100%	$296,083	100%
No single country other than the United States represented 10% or more of our revenue during the three and nine months ended October 31, 2023 and 2022.
Substantially all of our sales are fulfilled our through channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $3.3 million and $1.5 million as of October 31, 2023 and January 31, 2023, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $422.6 million and $406.3 million as of October 31, 2023 and January 31, 2023, respectively. We recognized revenue of $128.5 million and $46.5 million during the three months ended October 31, 2023 and 2022,

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
respectively, and $259.3 million and $161.8 million during the nine months ended October 31, 2023 and 2022, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
For capacity contracts with non-cancelable commitments, remaining performance obligations are determined based on the ratable recognition of the remaining commitment over the remaining contract term. The amount and timing of revenue recognition are generally dependent on customers’ future consumption, which is inherently variable at the customers’ discretion.

As of October 31, 2023, our remaining performance obligations were $776.0 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
4.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarizes information about our cash, cash equivalents, and investments by investment category as of October 31, 2023 and January 31, 2023 (in thousands):

	As of October 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$37,654	$—	$—	$37,654
Money market funds	Level 1	76,323	—	—	76,323
U.S. Treasury securities	Level 1	6,418	—	—	6,418
Commercial paper	Level 2	6,946	—	(1)	6,945
Total cash and cash equivalents		$127,341	$—	$(1)	$127,340
Short-term investments:
U.S. Treasury securities	Level 1	$249,557	$—	$(2,178)	$247,379
Commercial paper	Level 2	40,884	—	(21)	40,863
Corporate notes and bonds	Level 2	237,430	—	(2,275)	235,155
U.S. agency securities	Level 2	148,302	—	(1,067)	147,235
Total short-term investments		$676,173	$—	$(5,541)	$670,632
Long-term investments:
U.S. Treasury securities	Level 1	$61,514	$2	$(293)	$61,223
Corporate notes and bonds	Level 2	123,215	—	(1,045)	122,170
U.S. agency securities	Level 2	129,659	—	(920)	128,739
Total long-term investments		$314,388	$2	$(2,258)	$312,132

Total assets measured at fair value		$1,117,902	$2	$(7,800)	$1,110,104

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$35,055	$—	$—	$35,055
Money market funds	Level 1	102,886	—	—	102,886
Total cash and cash equivalents		$137,941	$—	$—	$137,941
Short-term investments:
U.S. Treasury securities	Level 1	$144,392	$1	$(501)	$143,892
Commercial paper	Level 2	230,305	30	(667)	229,668
Corporate notes and bonds	Level 2	38,443	15	(148)	38,310
U.S. agency securities	Level 2	74,060	3	(349)	73,714
Total short-term investments		$487,200	$49	$(1,665)	$485,584
Long-term investments:
U.S. Treasury securities	Level 1	$192,337	$—	$(2,460)	$189,877
Corporate notes and bonds	Level 2	233,946	178	(2,029)	232,095
U.S. agency securities	Level 2	101,844	27	(921)	100,950
Total long-term investments		$528,127	$205	$(5,410)	$522,922

Total assets measured at fair value		$1,153,268	$254	$(7,075)	$1,146,447
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of October 31, 2023, all of our investments will mature within 2 years.
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2023 and 2022.
As of October 31, 2023, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and nine months ended October 31, 2023 and 2022, we did not recognize any losses on our investments due to credit related factors. As of October 31, 2023, we had $4.3 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $395.9 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer (the Measurement Alternative) and were $13.0 million and $12.5 million as of October 31, 2023 and January 31, 2023, respectively.
During the three and nine months ended October 31, 2023, the Company recognized impairment charges on its non-marketable strategic investments of $0.8 million. During the three and nine months ended October 31, 2023, the Company recognized realized gains of $1.5 million and $3.5 million, respectively on its non-marketable strategic investments. Impairment charges and realized gains on strategic investments were recognized in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Developed technology	$78,700	$78,700
Customer relationship	79,100	79,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	4,972	1,501
Total finite-lived intangible assets	174,672	171,201
Less: accumulated amortization	(47,776)	(26,363)
Total finite-lived intangible assets, net	$126,896	$144,838
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$127,151	$145,093
Amortization expense of intangible assets was $7.2 million and $7.3 million for the three months ended October 31, 2023 and 2022, respectively, and $21.4 million and $15.3 million for the nine months ended October 31, 2023 and 2022, respectively.
As of October 31, 2023, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2024	$7,292
2025	24,606
2026	23,172
2027	23,172
2028	13,613
Thereafter	35,041
Total	$126,896

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue	$4,329	$2,835	$12,570	$7,082
Research and development	15,634	13,996	45,876	37,954
Sales and marketing	14,085	12,166	40,362	28,977
General and administrative	20,865	16,690	65,560	44,305
Restructuring	—	—	(1,060)	—
Total	$54,913	$45,687	$163,308	$118,318
Restricted Stock Units
A summary of our restricted stock unit (RSU) activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	14,409,166	$27.37
Granted	19,229,577	16.32
Released	(4,090,297)	26.77
Forfeited	(2,516,121)	22.28
Outstanding as of October 31, 2023	27,032,325	$19.86
As of October 31, 2023, we had unrecognized stock-based compensation expense related to unvested RSUs of $473.0 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2023	32,446,814	$4.71
Exercised	(6,484,688)	$2.68
Forfeited	(583,334)	$5.54
Outstanding as of October 31, 2023	25,378,792	$5.22
Expected to vest as of October 31, 2023	25,378,792	$5.22
Vested and exercisable as of October 31, 2023	18,189,967	$4.10
As of October 31, 2023, we had unrecognized stock-based compensation expense related to unvested options of $61.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Milestone Options
In March 2021, we granted options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under our 2013 Equity Incentive Plan. These stock options will vest 100% upon the occurrence of (a) our initial public offering (IPO) (the performance-based vesting condition), which was completed in June 2021, and (b) the achievement of certain share price targets (the market-based vesting conditions), subject to the executive’s continued service to us from the grant date through the milestone events. As of October 31, 2023, the share price targets have not been achieved, therefore, these stock options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
During the three and nine months ended October 31, 2023, we recorded $0.9 million and $2.7 million, respectively, of stock-based compensation expense related to these milestone options. During the three and nine months ended October 31, 2022, we recorded $0.9 million and $2.7 million, respectively, of stock-based compensation expense. As of October 31, 2023, we had unrecognized stock-based compensation expense related to these milestone options of $10.0 million that is expected to be recognized over the remaining implied service period of 2.8 years.
Performance Share Units
In March and May 2023, we granted Performance Stock Units (PSU) covering 1,133,455 shares of Class A common stock at target to certain executives subject to service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest over four years from the grant date. As of October 31, 2023, we have assessed the financial performance metrics for these PSUs and consider achievement to be improbable (0% of target shares to vest). As such, we have not recorded any stock-based compensation expense and have no unrecognized stock-based compensation expense related to these PSUs.
Restricted Common Stock
In connection with the acquisition of Attivo Networks, Inc. (Attivo), we issued 63,327 shares of restricted Class A common stock to Attivo’s employees. We recorded stock-based compensation expense related to these restricted shares of $0.1 million and $0.5 million, respectively, during the three and nine months ended October 31, 2023. We recorded stock-based compensation expense related to these restricted shares of $0.3 million and $0.6 million, respectively, during the three and nine months ended October 31, 2022. As of October 31, 2023, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $0.5 million.
In connection with the acquisition of Scalyr, Inc. (Scalyr) in February 2021, we issued 1,315,099 shares of restricted common stock. During the nine months ended October 31, 2023 we recorded $0.2 million of stock-based compensation expense related to these restricted shares. No expense was recorded during the three months ended October 31, 2023 related to these restricted shares. During the three and nine months ended October 31, 2022, we recorded $2.1 million and $6.4 million, respectively, of stock-based compensation expense. As of October 31, 2023, this restricted common stock had fully vested.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $3.2 million and $9.1 million, respectively, during the three and nine months ended October 31, 2023. We recognized stock-based compensation expense of $3.6 million and $10.1 million, respectively, during the three and nine months ended October 31, 2022.
During the nine months ended October 31, 2023, we recorded $0.3 million in expense related to modification of our ESPP as a result of the decrease in our stock price in July 2022 and January 2023, which triggered resets of the ESPP offering periods in accordance with the terms of the ESPP. No expense related to the modification was recorded during the three months ended October 31, 2023. During the three and nine months ended October 31,

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2022, we recorded $0.1 million and $0.3 million, respectively, in stock-based compensation expense. As of October 31, 2023, there is no remaining unrecognized stock-based compensation expense related to modification of our ESPP.
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
Modification
During fiscal 2023 and fiscal 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During the three and nine months ended October 31, 2023, we recognized an incremental charge of $2.4 million and $6.4 million, respectively, related to the Management Transitions. During the three and nine months ended October 31, 2022, we recognized an incremental charge of $2.6 million.
7.INCOME TAXES
We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (1.9)% and (0.6)% for the three months ended October 31, 2023 and 2022, respectively, and (1.5)% and 2.7% for the nine months ended October 31, 2023 and 2022, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(70,304)	$(98,858)	$(266,711)	$(284,998)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	296,650,848	280,635,022	292,755,742	275,867,765
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.24)	$(0.35)	$(0.91)	$(1.03)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of October 31,
	2023	2022
Stock options	25,378,792	36,340,742
Shares subject to repurchase	26,264	261,253
RSUs and PSUs	27,032,325	4,173,150
ESPP shares	774,853	446,539
Restricted common stock	19,594	405,620
Contingently issuable shares	—	113,698
Total	53,231,828	41,741,002
9.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against the Company, its Chief Executive Officer and its Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleges that defendants made false or misleading statements about the Company's business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the Securities Exchange Act of 1934, as amended. A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Lead plaintiff has until December 4, 2023 to file a consolidated or amended complaint. The deadline for defendants’ response to the consolidated amended complaint is February 2, 2024. We believe the case is without merit and intends to defend the suit vigorously. Once the consolidated or amended complaint is filed, we will file a motion to dismiss the action.
Fortis Litigation
In September 2023, Fortis Advisors LLC (Fortis), in its capacity as the representative for the stockholders of Attivo, filed an action against the Company in Delaware Chancery Court asserting claims arising out of the Attivo Acquisition. The case is captioned Fortis Advisors LLC v. SentinelOne, Inc., Case No. 2023-0946-VLM.
In June 2023, the Company sent a letter to Fortis seeking indemnification for certain claims, including for breaches by Attivo of its representations and warranties in the merger agreement. Fortis is now seeking a declaratory judgment that the Company is not entitled to indemnification for the claims it has asserted, and that Fortis should recover the funds held in escrow. Fortis also alleges that the Company breached its representations and warranties in the merger agreement because its SEC filings allegedly contained materially false or misleading statements about the Company’s annual recurring revenues. The Company believes Fortis’ claims are without merit and intends to defend the suit vigorously. On November 3, 2023, the Company filed its answer to Fortis’ complaint. On the same day, the Company filed counterclaims against Fortis, in its capacity as the representative of the stockholders of Attivo, based on Attivo’s breach of several of its representations, warranties and covenants in the merger agreement. The Company’s counterclaims seek an order directing Fortis to comply with its contractual obligations to release funds set aside to indemnify the Company for its losses and any additional damages in excess of the indemnity fund.
BlackBerry Litigation
Starting in October 2019, BlackBerry Corp. and its subsidiary Cylance, Inc. (BlackBerry) filed a total of nine proceedings (seven lawsuits and two arbitrations) against us and certain former BlackBerry employees who joined the Company. In these proceedings, BlackBerry alleged that it had viable legal claims as a result of its former employees joining us. Over the four years, all but three of these actions (a company-to company case and two cases in Vermont) were dismissed by BlackBerry. In September 2023, the Company and BlackBerry entered into a confidential settlement agreement pursuant to which BlackBerry agreed, among other things, to dismiss with prejudice and terminate the remaining actions, and which contained a comprehensive release to resolve any other potential disputes regarding the hiring of certain former employees of BlackBerry and any alleged misappropriation of BlackBerry’s alleged trade secrets.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2023 and January 31, 2023.

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
10.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.2 million and $0.6 million, in matching contributions for the three months ended October 31, 2023 and 2022, respectively. There were $2.0 million and $2.0 million, in matching contributions for the nine months ended October 31, 2023 and 2022, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.8 million and $1.0 million, respectively, for the three months ended October 31, 2023 and 2022. We recorded severance expenses related to these employees of $2.6 million and $2.9 million, respectively, for the nine months ended October 31, 2023 and 2022.
11.RESTRUCTURING
In June 2023, we announced a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $5.0 million in charges in connection with the Plan in the nine months ended October 31, 2023, which consists of $5.4 million in charges related to severance payments and employee benefits, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal on stock-based compensation expense. Note that the charges related to inventory write-offs are recognized as cost of sales and not restructuring operating expenses in our condensed consolidated financial statements of operations. These costs were substantially paid as of October 31, 2023. In addition, we expect certain exit charges associated with office space reductions to be recorded in future periods, contingent on vacating the office space. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to local law and consultation requirements, as well as our business needs.
12.ACQUISITIONS
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2026. Post-combination compensation expense is subject to adjustment based on continuing service obligations to the Company of certain stockholders of Attivo.
In connection with the Acquisition, we also granted restricted stock units (RSUs) and performance share units (PSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 6. Stock-Based Compensation.
The following table presents the allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

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
(1) Consideration calculated using the fair value of the Company’s common stock
The valuation of intangible assets acquired are included in Note 5. Intangible Assets.
The excess of the purchase price over the fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits resulting from the acquisition that will enhance the value of our product for both new and existing customers and strengthen our competitive position. Goodwill is not deductible for tax purposes.
We incurred $5.5 million of transaction expenses in connection with the Acquisition during the nine months ended October 31, 2022. $3.2 million of these costs were recorded as general and administrative expenses in our consolidated statements of operations, with the remainder allocated to purchase price consideration. No transaction expenses in connection with the Acquisition were recorded during the nine months ended October 31, 2023.
13.SUBSEQUENT EVENTS
On November 8, 2023, the Company acquired cybersecurity consulting firm Krebs Stamos Group LLC (KSG), pursuant to a Membership Interest Purchase Agreement as of such date between the Company, KSG and the other parties thereto, under which the Company acquired 100% of KSG’s issued and outstanding membership interests

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(the KSG Acquisition). The aggregate consideration for the KSG Acquisition approximately $14.0 million in cash, subject to customary adjustments.
The KSG Acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the date of the KSG Acquisition.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. As of October 31, 2023, we had over 11,500 customers, increasing from over 9,250 customers as of October 31, 2022. We had 1,060 customers with annualized recurring revenue (ARR) of $100,000 or more as of October 31, 2023, up from 797 as of October 31, 2022. We define ARR as the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of October 31, 2023, no single end customer accounted for more than 4% of our ARR. Our revenue outside of the United States represented 37% and 36% for the three months ended October 31, 2023 and 2022, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $164.2 million and $115.3 million for the three months ended October 31, 2023 and 2022, respectively, representing year-over-year growth of 42%. Our revenue was $447.0 million and $296.1 million for the nine months ended October 31, 2023 and 2022, respectively, representing year-over-year growth of 51%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended October 31, 2023 and 2022 was $70.3 million and $98.9 million, respectively, and our net loss for the nine months ended October 31, 2023 and 2022 was $266.7 million and $285.0 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, any recession, fluctuations in foreign exchange rates, instability in the global banking industry, uncertainty with respect to the federal budget, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in Israel and Ukraine, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted. For example, in June 2023, we announced a restructuring plan (the Plan) designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to local law and consultation requirements, as well as our business needs. We incurred approximately $5.0 million in charges in connection with the Plan in the nine months ended October 31, 2023, respectively, consisting of severance payments and employee benefits and inventory write-offs, offset partially by savings related to the reversal on stock-based compensation expense.
We maintain an office in Tel-Aviv, Israel and had approximately 14% of our personnel in Israel as of October 31, 2023. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
We are unable to predict the full impact that macroeconomic or other geopolitical factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, uncertainty with respect to the federal budget, government shutdowns, regional geopolitical conflicts, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and capacity customers and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and capacity contracts at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms.

	As of October 31,
	2023	2022*
	(in thousands)
Annualized recurring revenue	$663,858	$463,440
*ARR as of October 31, 2022 reflects the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
ARR grew 43% year-over-year to $663.9 million as of October 31, 2023, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
As previously disclosed in our quarterly report on Form 10-Q for the quarter ended April 30, 2023, ARR for the prior period in fiscal 2023 presented above has been adjusted based on the same percentage adjustment rate identified in the first quarter of fiscal 2024 of approximately 5%. For more information, see the section titled “Key Business Metrics” in Part I, Item 2 of the Quarterly Report on Form 10-Q for the quarter ended April 30, 2023.
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

	As of October 31,
	2023	2022*

Customers with ARR of $100,000 or more	1,060	797
*Customers with ARR of $100,000 or more as of October 31, 2022 reflects the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
Customers with ARR of $100,000 or more grew 33% year-over-year to 1,060 as of October 31, 2023, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. Dollar-based net retention rate (NRR) measures the percentage change in our ARR derived from our customer base at a point in time.

	As of October 31,
	2023	2022

Dollar-based net retention rate	115%+	130%+
Our NRR exceeded 115% as of October 31, 2023, driven by existing customers primarily from expansion of the number of endpoints and purchases of additional modules.
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

Restructuring
Restructuring charges, related to the Plan, consist primarily of charges related to severance payments, employee benefits, and stock-based compensation. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to local law and consultation requirements, as well as our business needs.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and investments.
Interest expense consists primarily of the amortization of the discount related to Attivo indemnity escrow liability.
Other income (expense), net consists primarily of foreign currency transaction gains and losses and gains and losses on strategic investments.
Provision for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business, and a one-time benefit during the nine months ended October 31, 2022 from the release of valuation allowance as a result of the Attivo business combination. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Revenue	$164,165	$115,323	$446,979	$296,083
Cost of revenue(1)	43,765	41,006	131,015	104,406
Gross profit	120,400	74,317	315,964	191,677
Operating expenses:
Research and development(1)	52,306	52,234	161,730	153,104
Sales and marketing(1)	98,249	83,953	295,682	223,594
General and administrative(1)	51,239	42,188	151,425	117,525
Restructuring(1)	74	—	4,329	—
Total operating expenses	201,868	178,375	613,166	494,223
Loss from operations	(81,468)	(104,058)	(297,202)	(302,546)
Interest income	11,877	7,193	33,901	11,502
Interest expense	(1)	(613)	(1,213)	(1,225)
Other income (expense), net	605	(781)	1,655	(645)
Loss before income taxes	(68,987)	(98,259)	(262,859)	(292,914)
Provision (benefit) for income taxes	1,317	599	3,852	(7,916)
Net loss	$(70,304)	$(98,858)	$(266,711)	$(284,998)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$4,329	$2,835	$12,570	$7,082
Research and development	15,634	13,996	45,876	37,954
Sales and marketing	14,085	12,166	40,362	28,977
General and administrative	20,865	16,690	65,560	44,305
Restructuring	—	—	(1,060)	—
Total stock-based compensation expense	$54,913	$45,687	$163,308	$118,318

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	27	36	29	35
Gross profit	73	64	71	65
Operating expenses:
Research and development	32	45	36	52
Sales and marketing	60	73	66	76
General and administrative	31	37	34	40
Restructuring	—	—	1	—
Total operating expenses	123	155	137	167
Loss from operations	(50)	(90)	(66)	(102)
Interest income	7	6	8	4
Interest expense	—	(1)	—	—
Other income (expense), net	—	(1)	—	—
Loss before income taxes	(42)	(85)	(59)	(99)
Provision (benefit) for income taxes	—	1	1	(3)
Net loss	(42)%	(86)%	(60)%	(96)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$164,165	$115,323	$48,842	42%
Revenue increased by $48.8 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$43,765	$41,006	$2,759	7%
Gross profit	$120,400	$74,317	$46,083	62%
Gross margin	73%	64%
Cost of revenue increased by $2.8 million primarily due to a $3.9 million increase in allocated overhead costs and $0.8 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, partially offset by $1.7 million decrease in cloud hosting usage charges. Gross margin increased to 73%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$52,306	$52,234	$72	—%
Research and development expenses increased by $0.1 million primarily due to an increase in personnel-related expenses of $3.8 million, including an increase of $1.6 million related to stock-based compensation expense as a result of increased headcount, partially offset by a decrease of $3.4 million incurred in the prior year as a result of the migration of Scalyr into our platform.
Sales and Marketing

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$98,249	$83,953	$14,296	17%
Sales and marketing expenses increased by $14.3 million primarily due to an increase in personnel-related expenses of $10.6 million, including an increase of $1.9 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in marketing expenses of $1.9 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$51,239	$42,188	$9,051	21%
General and administrative expenses increased by $9.1 million primarily due to an increase in personnel-related expenses of $5.4 million, including an increase of $4.2 million in stock-based compensation expense as a result of increased headcount, and $5.8 million increase in litigation expenses due to settlements made during the period, partially offset by $0.9 million decrease in travel and entertainment expenses.
Restructuring

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Restructuring	$74	$—	$74	100%
Restructuring charges increased by $0.1 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $0.1 million.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$11,877	$7,193	$4,684	65%
Interest expense	$(1)	$(613)	$612	(100)%
Other income (expense), net	$605	$(781)	$1,386	(177)%
Interest income increased $4.7 million as a result of higher interest rates on investments. The change in other income (expense), net is primarily due to gains and losses on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision for income taxes	$1,317	$599	$718	120%
The provision for income taxes increased for the three months ended October 31, 2023, compared to the three months ended October 31, 2022 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$446,979	$296,083	$150,896	51%
Revenue increased by $150.9 million, or 51%, from $296.1 million for the nine months ended October 31, 2022 to $447.0 million for nine months ended October 31, 2023, primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$131,015	$104,406	$26,609	25%
Gross profit	$315,964	$191,677	$124,287	65%
Gross margin	71%	65%
Cost of revenue increased by $26.6 million from $104.4 million for the nine months ended October 31, 2022 to $131.0 million for nine months ended October 31, 2023, primarily due to an increase of $18.0 million in allocated overhead costs, a $4.4 million increase in amortization of acquired intangible assets in connection with the Attivo Acquisition, $2.3 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and $0.7 million of inventory write-offs related to the Plan. Gross margin increased from 65% for the nine months ended October 31, 2022 to 71% for the nine months ended October 31, 2023, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development expenses	$161,730	$153,104	$8,626	6%
Research and development expenses increased from $153.1 million for the nine months ended October 31, 2022 to $161.7 million for nine months ended October 31, 2023, primarily due to an increase in personnel-related expenses of $24.6 million, including an increase of $7.9 million related to stock-based compensation expense as a result of increased headcount, partially offset by a decrease of $16.1 million incurred in the prior year as a result of the migration of Scalyr into our platform.
Sales and Marketing

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing expenses	$295,682	$223,594	$72,088	32%
Sales and marketing expenses increased from $223.6 million for the nine months ended October 31, 2022 to $295.7 million for nine months ended October 31, 2023, primarily due to an increase in personnel-related expenses of $46.6 million, including an increase of $11.4 million in stock-based compensation expense as a result of increased headcount and an increase of $4.1 million in sales related and commission expense. In addition, there was an increase in marketing expenses of $12.4 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative expenses	$151,425	$117,525	$33,900	29%
General and administrative expenses increased from $117.5 million for the nine months ended October 31, 2022 to $151.4 million for nine months ended October 31, 2023, primarily due to an increase in personnel-related expenses of $31.7 million, including an increase of $21.3 million in stock-based compensation expense as a result of increased headcount, and $9.3 million increase in litigation expenses due to settlements made during the period, partially offset by $1.1 million decrease in travel and entertainment expenses.
Restructuring

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Restructuring	$4,329	$—	$4,329	100%
Restructuring charges increased by $4.3 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $5.4 million, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$33,901	$11,502	$22,399	195%
Interest expense	$(1,213)	$(1,225)	$12	(1)%
Other income (expense), net	$1,655	$(645)	$2,300	(357)%
Interest income increased $22.4 million as a result of higher interest rates on investments. Interest expense increased due to the amortization of the discount related to Attivo indemnity escrow liability. The change in other income (expense), net is primarily due to gains and losses on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision (Benefit) for Income Taxes

	Nine Months Ended October 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision (benefit) for income taxes	$3,852	$(7,916)	$11,768	(149)%
The provision for income taxes increased for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries and a one-time tax benefit from the application of our deferred assets with a full valuation allowance to net deferred tax liability of Attivo acquired intangibles recorded for the nine months ended October 31, 2022.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. In connection with the Attivo Acquisition that closed in May 2022, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of the Company's deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million for the nine months ended October 31, 2022.

Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1,267.1 million and $1,000.4 million as of October 31, 2023 and January 31, 2023, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of October 31, 2023 and January 31, 2023, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.2 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(62,192)	$(171,218)
Net cash provided by (used in) investing activities	$27,561	$(1,245,992)
Net cash provided by financing activities	$23,782	$19,778
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

Cash used in operating activities during the nine months ended October 31, 2023 was $62.2 million, primarily consisting of our net loss of $266.7 million and $6.7 million used by net changes to our operating assets and liabilities, partially offset by adjustments due to non-cash items of $211.2 million. The main drivers of the changes in operating assets and liabilities were a $47.3 million increase in deferred contract acquisition costs, a $4.7 million decrease in operating lease liabilities, and a $2.0 million decrease in accrued payroll and benefits. These amounts were partially offset by a $18.8 million decrease in accounts receivable due to timing of cash received from customers, a $16.3 million increase in deferred revenue resulting primarily from increased subscription contracts, and a $10.1 million decrease in prepaid expenses and other assets.
Cash used in operating activities during the nine months ended October 31, 2022 was $171.2 million, primarily consisting of our net loss of $285.0 million, and $47.0 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $160.8 million. The main drivers of the changes in operating assets and liabilities were a $38.2 million increase in deferred contract acquisition costs, a $18.8 million decrease in accrued payroll and benefits, a $12.7 million increase in accounts receivable due to timing of cash received from customers, a $11.1 million increase in prepaid expenses and other assets primarily due to annual insurance renewal and prepaid sponsorship costs, and a $1.4 million decrease in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $40.6 million increase in deferred revenue primarily from increased subscription contracts. The changes in other long-term liabilities and accrued expenses are mainly driven by the reclass of the Attivo indemnity escrow liability to a short-term liability.
Investing Activities
Cash provided by investing activities during the nine months ended October 31, 2023 was $27.6 million, consisting of $504.3 million of investment sales and maturities, partially offset by $462.5 million of investment purchases, $9.7 million of capitalized internal-use software costs, and $3.4 million of patent purchases.
Cash used in investing activities during the nine months ended October 31, 2022 was $1,246.0 million, consisting of $1,728.2 million of investment purchases, partially offset by $778.6 million of investment maturities, $281.0 million net cash paid for the Attivo Acquisition, $10.3 million of capitalized internal-use software costs, and $4.8 million of purchases of property and equipment to support additional office facilities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2023 was $23.8 million, consisting of $17.4 million of proceeds from the exercise of employee stock options and $6.4 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Cash provided by financing activities during the nine months ended October 31, 2022 was $19.8 million, consisting of $8.7 million of proceeds from the issuance of common stock under our ESPP and $11.3 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of payments of deferred offering costs.
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
Interest Rate Risk
As of October 31, 2023, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, commercial paper, corporate notes and bonds and U.S. government securities. We also had $64.2 million of restricted cash as of October 31, 2023, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $7.3 million change in the fair market value of our investment portfolio as of October 31, 2023.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the United States are primarily denominated in U.S. dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the nine months ended October 31, 2023 and October 31, 2022 would not have been material.

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
•Adverse global macroeconomic conditions or reduced information technology spending could adversely affect our business, operating results and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 81% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $70.3 million and $98.9 million for the three months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, we had an accumulated deficit of $1,267.1 million. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and general global macroeconomic conditions;

•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, government shutdowns, global banking and finance related issues, increased risk of inflation, uncertainty with respect to the federal budget, rising interest rates, supply chain disruptions, labor shortages and potential global recession;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in Israel and Ukraine;
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
•the cost and potential outcomes of litigation or other proceedings, which could have a material adverse effect on our business;
•future accounting pronouncements or changes in our accounting policies; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, government shutdowns, global banking and finance related issues, increased risk of inflation, uncertainty with respect to the federal budget, rising interest rates, supply chain disruptions, labor shortages and potential global recession;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in Israel and Ukraine;
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
•significant security breaches of, technical difficulties with or interruptions to, the use of our platform or other cybersecurity incidents;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including U.S. and global macro-economic issues, global banking and finance related issues, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the conflicts in Israel and Ukraine and judicial reform in Israel, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
Moreover, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition. Moreover, there has been turmoil in the global banking system. For example, on March 10, 2023, SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may negatively impact us or our customers, including our customers’ ability to pay for our platform, and adversely impact our business and financial condition. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets.
We are investing in expanding our platform, including our cloud security products, and it is difficult to predict adoption and demand.
We are meaningfully investing in our platform, including growing our cloud security product. It is difficult to predict customer adoption and demand for our platform, the size and growth rate of this market, the entry of competitive products and services or the success of existing competitive products and services.
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
Our platform interoperates with, but does not necessarily replace, other security and log analytics products. Businesses that use other cybersecurity products and services may be hesitant to purchase our platform if they believe their existing products and services provide a level of security that is sufficient to meet their needs. If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to security, our sales will not grow as quickly as anticipated, or at all, which would have an adverse impact on our business, operating results, and financial condition.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
We have recently begun incorporating generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of generative AI in our business. For example, language models may provide flawed results or misinterpret prompts. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in our Purple AI solution. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results.
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
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape. For example, in October 2023, President Biden issued an Executive Order that establishes new standards for, among other things, AI safety and security and privacy. Moreover, we are subject to significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Any of the foregoing could adversely affect our business, reputation, or financial results.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in Israel and Ukraine. In addition, our cybersecurity product is likely considered a valuable target for lateral attacks because of its highly privileged access. Moreover, the ongoing war in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. There may also be increased risks of cybersecurity attacks as a result of the unfolding events in Israel. Additionally, bad actors are beginning to utilize AI based tools to execute attacks, creating unprecedented cybersecurity challenges.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of use by bad actors of AI.
Any actual, alleged or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR and U.K. GDPR (as defined below), this could result in fines of up to €20 million or 4% of annual global turnover under the GDPR or £17 million and 4% of total annual revenue in the case of the U.K. GDPR. We may also be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Further, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.
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
Our platform and product features are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt our customers’ computing environments.. We also make frequent updates to our platform, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.

In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business. harm our reputation or use our technology to gain unauthorized access. In addition, regional geopolitical conflicts such as the conflicts in Israel and Ukraine, may result in increased cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2021 we acquired Scalyr, a data analytics company, in May 2022 we acquired Attivo, a leading identity security and lateral movement protection company and in November 2023 we acquired KSG, a cybersecurity consulting firm. We have also invested in certain privately held companies through our S Ventures fund. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
We believe that maintaining and enhancing our brand and our reputation as a leading provider of endpoint and platform security solutions is critical to our relationship with our existing customers, channel partners, and alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our ability to continue to develop additional features for our platform, our ability to successfully differentiate our platform from competitive cloud-based or legacy security solutions, our marketing efforts, and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.

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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future.. Our largest channel partner for the three months ended October 31, 2023 and 2022 was Exclusive Networks. We generated 19% and 18% of our revenue from Exclusive Networks for the three months ended October 31, 2023 and 2022, respectively. Our agreements with our channel partners, including agreements with Exclusive Networks, are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shut downs, governmental defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
•natural disasters, acts of war, terrorism, or pandemics, including the armed conflicts in Israel and Ukraine;
•instability in the global banking system;

•cybersecurity incidents;
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
We have experienced rapid growth historically, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 1,900 employees as of October 31, 2022, to over 2,300 employees as of October 31, 2023. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
When our customers or other third parties we do business with make intellectual property rights or other indemnification claims against us, we incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.
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
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business. Further, we maintain an office in Tel-Aviv, Israel and had approximately 14% of our personnel in Israel as of October 31, 2023. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our workforce and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics and workforce participation rates.
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
Third parties have claimed, and may claim in the future, that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our channel partners, our alliance partners, our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are expected to indemnify our partners and customers for these types of claims. We expect the number of such claims to increase as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase. We generally agree in our customer and partner contracts to indemnify customers for certain expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
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
Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Additionally, export restrictions imposed on Russia and Belarus specifically limit the export of encryption hardware, software and related source code and technology to these locations which could limit our ability to provide our software and services to these countries. Changes in our platform, and changes in or promulgation of new export and import regulations may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Due to political uncertainty and military actions associated with the conflicts in Ukraine and Israel, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial and reputational harms that may arise from such an incident.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to stock-based compensation, the period of benefit for deferred contract acquisition costs, useful lives of long-lived assets and intangibles, the valuation of intangibles acquired as part of a business combination, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
•the global political, economic and macroeconomic climate, including but not limited to, the impacts related to instability in the banking industry, uncertainty with respect to the federal budget, labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates;
•other events or factors, including those resulting from war, armed conflict, including the conflicts in Israel and Ukraine, incidents of terrorism or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including rising inflation, increasing interest rates, labor shortages and fluctuations in international currency rates, as well as the impacts of regional geopolitical conflicts, including the conflicts in Israel and Ukraine. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 81% of the voting power of our capital stock as of October 31, 2023, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of October 31, 2023, the holders of our outstanding Class B common stock hold approximately 81% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
General Risk Factors
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in Israel and Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel-Aviv, Israel and had approximately 14% of our personnel in Israel as of October 31, 2023. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
We are currently subject to and can in the future be subject to securities class action litigation.
Securities class action litigation can be instituted against companies following periods of volatility in the market price of a company’s securities. We are currently subject to securities litigation as further described in the section titled “Part I - Legal Proceedings.” This type of litigation can result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are generally only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the three months ended October 31 2023, one of the Company’s Section 16 officers adopted a new Rule 10b5-1 Plan. The Bernhardt Plan (as defined below) was entered into during an open trading window in accordance with the Company’s Insider Trading Policy.
On September 7, 2023, David Bernhardt, our Chief Financial and Principal Financial Officer, adopted a Rule 10b5-1 Plan (the Bernhardt Plan) providing for the potential sale of up to 140,741 shares of Class A common stock owned by Mr. Bernhardt, including 40,741 shares of Class A common stock and the exercise of up to 100,000 vested stock options for shares of Class A common stock so long as the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Bernhardt Plan between an estimated start date of January 3, 2024 and December 13, 2024. Additionally, the Bernhardt Plan provides for the potential sale of shares of Class A common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Bernhardt Plan, can only be determined upon the occurrence of the future vesting events. The Bernhardt Plan is scheduled to expire on December 13, 2024.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1#	2021 Equity Incentive Plan Global Notice of Restricted Stock Unit Award, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTINELONE, INC.

Date: December 5, 2023	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)