Form 10-K
period 2024-01-31
SentinelOne, Inc.
filed 2024-03-27
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2023, based on the closing price of $16.67 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.3 billion.
As of March 22, 2024, the registrant had outstanding 275,097,473 shares of Class A common stock and 34,910,310 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (SEC) within 120 days after the end of the registrant’s fiscal year ended January 31, 2024 to which this Annual Report on Form 10-K relates.

Special Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our total revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses and our ability to achieve and maintain future profitability;
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, potential uncertainty with respect to the federal debt ceiling and budget, and potential government shutdowns related thereto, and interest rate volatility;
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts, including the conflicts in Ukraine, the Middle East and tensions between China and Taiwan;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our recent acquisitions of the Krebs Stamos Group LLC (KSG) in November 2023 and both PingSafe Pte. Ltd. (PingSafe) and Stride Security Ltd. (Stride) in February 2024;
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
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States (US) and internationally;
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

PART I
ITEM 1.    BUSINESS
Overview
Cybersecurity is indispensable to our digital way of life, with millions of cyberattacks occurring every year resulting in trillions of dollars in damages. We are in the midst of a generational shift in cybersecurity, ushered in by the ongoing digital transformation of the enterprise. Attacks can inflict damages that span operational disruption, leadership change, loss of customer trust, and intellectual property theft, among others. The rise and persistence of cyberattacks clearly shows that there is a long way to go from here. Enterprises must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time at machine speed—empowering human operators with the speed, scale, visibility, and precision of technology.
We envisioned a revolutionary data and AI paradigm where technology alone could autonomously prevent, detect, and respond to cyberattacks. It is time to fight machine with machine. We pioneered the world’s first purpose-built AI-powered Extended Detection and Response (XDR) platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. By leveraging AI and our fully unified security data lake for analytics, our Singularity Platform instantly defends against cyberattacks—performing at a faster speed, greater scale, and higher accuracy than otherwise possible from any single human or even a crowd. Purple AI unifies the entire platform experience, supercharges the security operations, and delivers improved efficiency with threat-hunting capabilities across multiple attack vectors.
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
Furthermore, our platform provides visibility across an organization’s digital assets through a fully-integrated console, making it easy and very fast for analysts to search through petabytes of data to investigate incidents and hunt threats. Our Singularity Platform offers multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
For each endpoint, cloud workload, and user identity, we run highly optimized AI models in a single lightweight software agent. Our Static AI model predicts file-based attacks of all types, even previously unknown threats, often referred to as “zero-day attacks,” with extreme precision in milliseconds. Our Behavioral AI model maps, monitors, and links all behaviors to create rich, contextual narratives that we call Storylines. These high-fidelity Storylines are continuously evaluated by our Behavioral AI model. When activity is deemed a threat, our software autonomously takes action to kill the attack. Because Storylines contain a complete record of unauthorized changes made during an attack, we are ready to remediate or roll back these changes.
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
Our protection and visibility extend across critical enterprise surfaces, including traditional endpoints, cloud workloads, identity credentials, unmanaged devices, and Internet of Things (IoT) devices. This empowers security analysts of all skill levels to hunt, investigate, and remediate even the most sophisticated threats across the network leveraging automated context provided by our Storylines. Our proprietary data stack, Singularity Data Lake, and cloud architecture enable us to retain this rich, contextual data on behalf of our customers for extended periods of time in a highly cost-efficient manner. All of this threat intelligence is fed back into our AI model and further strengthens our algorithms, creating a strong flywheel effect and deepening our competitive moat.
Our Singularity Platform can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous information technology (IT) environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations and provides our managed security providers and incident response partners with an excellent management experience. Our customers realize improved cybersecurity outcomes with fewer people.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. Our AI and automation driven approach to cybersecurity has been adopted by some of the world’s largest organizations. As a result, we have grown rapidly since our inception. Our revenue for fiscal 2024 and 2023 was $621.2 million and $422.2 million, respectively, representing year-over-year growth of 47%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2024 was $338.7 million compared with net loss of $378.7 million in fiscal 2023.
Industry Background
Cybersecurity is fundamentally a data problem. Advances in AI, specifically machine learning, where algorithms use data to make decisions with minimal human intervention, are already revolutionizing fields such as healthcare, advertising, and securities trading. We believe that AI is ripe for revolutionizing cybersecurity. First, organizations need to ingest, normalize, and correlate petabytes of structured and unstructured data from a myriad of external and internal data in a cost efficient manner. Second, organizations need to apply powerful AI models on this high-fidelity contextual data to automatically detect known and unknown threats, then autonomously remediate and neutralize such threats. It is critical that we harness the power of data and AI to protect our digital way of life.
Stakes are high for organizations and cybercriminals. The exponential growth of sensitive customer and business data has simultaneously made many organizations and governments the target of highly sophisticated cybercriminals. Powered by very large networks of individual attackers distributed worldwide, cybercrime is practically infinite in scale and transcends geographical boundaries. To gain access to an organization’s data, cybercriminals target endpoints, applications, and user credentials and deploy a variety of sophisticated methods in the form of attack frameworks, machine learning, weaponized exploits, fileless techniques, and social engineering. As a result, solutions that help strengthen and scale cyber defenses cost effectively is a top-level priority for organizations today.
Tectonic shifts in IT require a “Zero Trust” operating procedure. With millions of remote devices accessing thousands of applications running in public, private and hybrid clouds, traditional perimeter-based security controls are bypassed, and organizations have to operate in a “Zero Trust” IT environment. The attack surface has expanded considerably, and the notion of a corporate perimeter protected by firewalls is a relic of the past, making the endpoint the epicenter, and endpoint protection software the first, and last, line of defense. Several tectonic shifts in IT have increasingly left companies vulnerable including:
•Rapid adoption of cloud computing. Cloud computing has become a strategic imperative for organizations to accelerate their digital transformation. Security and compliance is a shared responsibility model between cloud infrastructure providers and their customers, and organizations are looking for technology solutions that protect their growing cloud workloads while enabling flexible deployment options across public, private and hybrid clouds.
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

•Proliferation of connected devices. Billions of connected devices are online today and the numbers are only expected to increase. Many of these devices will have little to no built-in security capabilities. Cybercriminals are increasingly exploiting inherent vulnerabilities in these devices to breach organizations. Unmanaged devices are especially vulnerable. As a result, the attack surface has exploded. Visibility across connected devices and continuous assessment of their risk profiles have become top priorities for organizations.
•Remote and hybrid work is here to stay. As companies continue to adopt and maintain remote work practices, the risk of cyberattacks has increased. As a result of the accelerated structural shift towards a distributed workforce, organizations are increasingly looking for cybersecurity solutions that safeguard their remote workforce and employee credentials.
Sophisticated cyberattacks circumvent existing security controls. Cyberattacks have evolved from malware to highly sophisticated, organized and large-scale attacks by malicious insiders, criminal syndicates, and nation-states seeking to circumvent existing security controls and undermine critical societal functions through a variety of attacks that are fast acting that take only seconds to breach organizations, exfiltrate data, demand ransoms, and disrupt operations. Alternatively, some attacks, such as advanced persistent attacks and targeted attacks, are designed to breach the organization and stealthily infiltrate across assets to steal data, facilitate future attacks, or cause other harm over a long period of time, all while operating undetected. In addition, threat actors are using generative AI to increase the sophistication, frequency, and speed of cyberattacks. The new challenges in security landscape require autonomous security powered by AI and machine learning.
Cybersecurity teams are unable to scale. While the number of connected devices, applications and cyber threats have increased exponentially, organizations are facing an acute shortage of skilled cybersecurity talent. The large number of security solutions that companies have deployed over time generate large volumes of alerts that overwhelm security teams as they must sift through and analyze. Out of necessity, organizations are demanding solutions that do not require human intervention to prevent, detect, and remediate cyber threats.
Limitations of Legacy Solutions
Organizations must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time. As attackers up the ante, developing new skills and deploying new tactics and techniques, legacy tools are often unable to prevent and respond effectively to breaches. The result is a rising number of successful high-profile attacks.
Key limitations of legacy tools are that they:
•Cover a limited spectrum of cyber threats. Legacy tools, such as signature-based approaches, human-powered monitoring, application whitelisting and sandboxing, are each effective under limited circumstances, but lack the ability to detect the full spectrum of threats that organizations face. For example, signature-based approaches can detect attacks that have been seen previously, but are incapable of preventing a wide range of attacks, such as unknown malware, ransomware, modified versions of previously known attacks and the exploitation of zero day vulnerabilities. In addition, they lack the ability to detect and prevent an increasing number of fileless attacks, that deposit no malware, but instead exploit operating system vulnerabilities and use trusted tools within IT environments. In general, enterprises need to take a more holistic view of security protection across endpoints, cloud environments, and identity credentials. A unified platform approach is needed to deliver comprehensive protection, visibility, and user experience. As a result, despite deploying a myriad of point solutions, organizations have continued to suffer huge losses from cyberattacks.
•Utilize AI approaches that rely on humans to power protection mechanisms. First-generation AI tools cannot handle the volume, variety, and velocity of data that must be ingested and analyzed, in real-time, to effectively prevent breaches. These tools often rely on ineffective pattern-matching algorithms in the cloud that generate so much “noise” that human intervention is required to extract useful “signals.” Without curated, contextual data, these tools only generate more alerts that need to be analyzed by humans. They cannot take action at machine speed and are thus unable to detect and prevent or stop many fast-acting attacks. Additionally, due to communication latency with the cloud, these tools cannot generate actionable insights in real-time, which is required to stop many current threats.
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
•Struggle to protect complex modern IT environments. Legacy tools were not designed to protect today’s multi-cloud, multi-device, and multi-operating system IT environments. Vendors have extended their existing solutions by bolting on functionalities, which has led to a wide disparity of capabilities across endpoints and operating systems. Legacy tools further lack the ability to identify unmanaged IoT devices which often have very limited, if any, built-in security capabilities and can be used by attackers to access the networks of target organizations. This lack of unified visibility and control over endpoints, cloud workloads, and IoT devices results in gaps in security coverage for organizations.
•Lack deployment flexibility for organizations. Organizations struggle with the limited deployment methods mandated by legacy tools. On-premise tools impose complexity and maintenance burdens on organizations. These tools typically lack the ability to quickly adapt to organizations’ rapidly evolving IT environments, which requires significant upfront investments and configuration and integration efforts. On the other hand, cloud-only cybersecurity vendors are unsuitable for many large and complex enterprises and governments that need private or hybrid cloud solutions to meet their security, regulatory, and compliance requirements.
•Inhibit technology workflow automation. Many legacy tools lack out-of-the box APIs and rely heavily on professional services, which makes the integration and implementation process long, expensive, and often unattainable. The lack of flexible workflow integrations limits organizations’ ability to reduce overhead by automating processes and improving their security by ensuring that process steps are done quickly, consistently, and according to their predefined requirements.
A new paradigm for cybersecurity is needed to autonomously protect organizations and their heterogeneous IT footprints from highly sophisticated, machine-based attacks in a holistic, seamless, and automated manner.
Our Revolutionary Autonomous Approach to Cybersecurity
Our AI-powered Singularity Platform defines and delivers enterprise-wide security across diverse attack vectors — powered by a single, unified data and security architecture. Our platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of disparate external and internal sources in real-time. We build rich context by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Furthermore, our platform provides visibility across an organization’s digital assets through one console, making it easy and very fast for analysts to search through petabytes of data to investigate incidents and hunt threats. Our Singularity Platform offers multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
Singularity Platform Capabilities and Our Competitive Strengths
•Protects against present and future cyber threats. A combination of our powerful Static AI and Behavioral AI locally on the device with Streaming AI models in the cloud addresses the spectrum of attacks in an evolving threat landscape, including ransomware, known and unknown malware, trojans, hacking tools, memory exploits, script misuse, bad macros, and “living off the land,” or file-less, attacks. When our on-device machine learning models assess how an endpoint behaves, they are completely independent of the attack vector itself or any further updates and configurations.

•One Platform approach enables protection and visibility across all digital assets. Our Singularity Platform provides organizations with our full suite of real-time threat prevention, detection, and remediation capabilities across their endpoints, cloud workloads, servers, operating systems, and user credentials. Our platform further leverages our agents, combined with passive and active network discovery methods, to provide our customers with organization-wide visibility into their network assets, managed and unmanaged. Our platform approach helps enterprise consolidate security tools while enhancing enterprise-wide coverage.
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
•Enables facilitated, as well as fully automated, incident investigation and proactive threat hunting. Our platform gives security teams the ability to search their IT assets for behavioral indicators via a single-click interface. Our deep visibility and contextual data empower security analysts of all skill levels to run queries at very fast speeds, and quickly understand the root causes behind the most complex threats. Purple AI supercharges the security analyst experience, with simplified user experience, improved efficiency, and more holistic hunting capabilities.
•Provides full forensic recall for complete remediation. We offer our customers the ability to retain rich, contextual data for extended periods of time in a highly cost-efficient manner. For compliance and security, enterprises need cost effective data retention for longer periods of time. This forensic data helps our customers investigate breaches that have stealthily infiltrated their organization and potentially operated undetected for many months giving them the ability to ensure that any incident has been fully remediated without the need to re-image or replace elements of their IT infrastructure.
•Provides a superior customer experience. We put the user at the center of our product development and engineering processes. The combination of our intuitive and clean user interface, our ability to provide context with one click, and a high degree of automation empowers our customers to use Singularity platform independent of their expertise level.
•Proprietary data stack. Our modern, innovative, and extensible data stack, Singularity Data Lake, enables us to ingest, process and analyze massive amounts and a wide variety of data types efficiently. Our independent, component-driven architecture allows us to evolve rapidly leveraging continued innovations of public cloud infrastructure, while controlling every aspect of our innovation roadmap and customer experience.
•Deeply embedded within our customers’ IT stacks. Our API-first approach and Singularity Marketplace allow our customers to easily integrate intelligence, analytics, automation, and other third-party business applications with our platform. Security teams often need to integrate different security tools to address gaps and improve security posture. Our Singularity Marketplace offers no-code automation that allows customers to seamlessly ingest data from third-party applications into our Singularity Platform.
•Flexible deployment model that delivers rapid time to value. Our Singularity Platform can be quickly and easily deployed on a diverse range of environments of our customers, and without extensive configuration or maintenance, including the public, private or hybrid cloud, making it relevant for organizations of all sizes with varying compliance and regulatory requirements.

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
•Quality and access of cybersecurity and AI talent. Our thought leadership in security and AI, combined with our award-winning culture, allows us to attract and retain some of the best talent at a global scale. It allows us to develop state-of-the-art solutions, innovate faster, and solve many of the industry’s most complex problems.
We believe our leading security and platform breadth position us well to consolidate and unify cybersecurity spend across multiple categories. Over time, we believe this unification and re-architecture of the prevention, detection and response paradigm will create new opportunities for additional products and features.
Growth Strategy
Key elements of our growth strategy include:
•Continue to innovate and enhance our cybersecurity and data platform. We will continue to expand our platform by developing new modules to include greater functionality and address additional use cases. As a pioneer in autonomous and AI-based cybersecurity, we have established a track record for expanding our platform capabilities with new modules. Through convergence of cybersecurity and data, we intend to bring our customers and prospects a variety of differentiated cybersecurity-first, AI powered, and enhanced data analytics offerings. Having access to some of the world’s top cybersecurity and AI talent through our distributed workforce model and our research and development centers across North America, Europe, the Middle East, and Asia allows us to continue hiring top technical talent and innovate to maintain our leading position.
•Drive new customer acquisition. We have customers, ranging from large enterprises, such as Fortune 500 companies, to small and medium-sized businesses around the world. We intend to continue to add new customers through a product-first approach. This approach enables us to build trusted relationships with a large and rapidly growing group of highly influential managed service and incident response providers, as opposed to creating a dynamic of competition that creates friction between product vendors and service providers. We are currently certified under the Federal Risk and Authorization Management Program (FedRAMP), and we intend to further grow our footprint within the US federal government. We intend to continue to build our relationships with our channel partners, including MSPs, MSSPs, MDRs, OEMs, and IR firms, as well as our alliance partners to expand our market reach.
•Increase adoption within our customer base. We have successfully grown our revenue from our customer base as they deploy additional licenses and expand the use of our platform by adoption of adjacent solutions. As we enhance our platform functionality and value proposition, we expect many of our customers to adopt additional platform functionalities and Singularity modules to address all of their cybersecurity use cases through the same platform. Our customers can seamlessly activate additional modules to adopt more platform capabilities. Module-driven growth has been broad-based with notable strength from our cloud and data modules. Our platform also enables us to show in-product promotions and trials and to drive the expansion of our Singularity Modules. The success of our land-and-expand strategy is evidenced by our dollar-based net retention rate of 114% as of January 31, 2024.

•Expand our global footprint. Revenue generated outside of the US was 36% for fiscal 2024, compared to 35% for fiscal 2023. We intend to continue to grow our international customer base by increasing our investments in international operations. We are continuing to invest and hire talent to expand our business in Asia-Pacific and Europe, the Middle East and Africa, and Latin America.
•Expand our total addressable market through acquisitions. We evaluate acquisition prospects that align with our platform, customers, and strategic market opportunities. We intend to use these opportunities to extend the reach of our Singularity Platform into adjacencies that complement our core offerings. We are committed to innovation, automation, and securing data wherever it resides with a front-row seat into cutting-edge cybersecurity technologies. For example, in November 2023, through our acquisition of KSG, a strategic advisory group, we launched PinnacleOne to address multifaceted security challenges for enterprises. PinnacleOne will focus on helping companies and their executives holistically understand the evolving risks of operating in the modern global business landscape through personalized access to expert intelligence, insights, and transformative risk management strategies. Further, in February 2024, we acquired PingSafe, a cloud native application protection platform (CNAPP) to bolster our existing cloud security product suite. By adding PingSafe’s CNAPP to our Cloud Workload Security (CWS), we can now provide enterprises with a comprehensive cloud security coverage that drives comprehensive security, improved posture, and autonomous protection across their entire cloud footprint.
Our Singularity Platform
Our Singularity Platform delivers AI-powered autonomous threat prevention, detection, and response capabilities across an organization’s endpoints, cloud workloads, and identity credentials, enable seamless and autonomous protection against a full spectrum of cyber threats. We built our platform to be deployed as a cloud service in public, private, and hybrid cloud environments. We further offer customers a broad set of capabilities through our Singularity Modules. We price our modules as a subscription on a per agent basis.
Our platform capabilities are connected through three key patented technologies:
•Data Analytics. Our data analytics technology can ingest, correlate, and query petabytes of structured and unstructured data from disparate external and internal sources at machine speed.
•AI. Our Static, Behavioral, and Streaming AI technologies that run in a distributed manner on our data cloud as well as on every endpoint and every cloud workload we protect. We overlay the entire user experience with Purple AI, improving the efficiency and effectiveness of security analyst operations.
•Storyline. Our Storyline technology builds a model of real-time running processes and their behaviors, to create rich, contextual data narratives which become the input to our Behavioral AI model. Storyline powers our unified Endpoint Protection Platform (EPP), EDR, or XDR functionalities. Storyline is the foundation of our EPP providing unprecedented levels of visibility, with contextual information for benign and malicious processes. We extend our fundamental protection, visibility and response capabilities well beyond the endpoint to cloud, and third-party solutions in our Singularity Platform.
Proprietary Security Data Lake
Singularity Data Lake (SDL), formerly DataSet, is our fully integrated security data lake that seamlessly fuses together the data, access, control, and integration planes of EPP, EDR, CWS, Identity Protection, and IoT security into a centralized platform. With our Singularity Platform, enterprises gain visibility and access to their security data through a single pane of glass across multiple sources. SDL was designed with the goal of optimizing scale, cost and performance - what we call the Golden Ratio of Big Data. This is achieved using innovative data structures, storage systems, and algorithms:
•Ingest. Our platform can ingest structured and unstructured data from any source, with little to no manual configuration and at unprecedented speed and scale.

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
Multi-tenancy Architecture
We offer complete multi-tenancy with four tiers—Global, Account, Site, and Group. Policies set at the higher tier of the hierarchy are automatically inherited by the lower levels, but administrators may override them to create local policies at any tier. We also support fully customizable Role Based Access Control, that allows organizations to create specific rules controlling console permissions at a granular level. This enables large, distributed teams to work independently while at the same time providing a global view for the chief information officer and other stakeholders. It further enables our platform adoption by the world’s largest organizations, MSPs, MSSPs, MDRs, OEMs, and IR firms.
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
IT and Security Operations
Our Singularity Platform enables security and IT teams to identify software or application vulnerabilities, fix insecure configurations, and manage endpoints. Vulnerable and misconfigured applications make it easier for attackers to gain entry and evade detection. Addressing these vulnerabilities and misconfigured settings strengthens the security risk profile of our customers. Our platform has the following capabilities:
•Application Inventory. Maintains a software application inventory in real-time across an entire organization and their attributes such as their version numbers, install date, and publisher. Customers can quickly perform software frequency analysis and compliance checks.
•Scanless Vulnerability Assessment. Using our real-time organization-wide Application Inventory database, our solution can provide highly accurate and dynamic Vulnerability Management information without the need to deploy another solution.
•Device Control. Allows maximum granularity and flexibility when defining Device Control policies to prevent data exfiltration and malware entry. Our Device Control capability provides granular control for Bluetooth devices in conjunction with other forms of USB media.
•Native Operating System Host Firewall Control. Firewall control provides visibility, malware prevention, and network segmentation by utilizing the native firewall capabilities on Windows, macOS, and Linux devices.
•File Integrity Monitoring. Our File Integrity solution (FIM) is able to automatically alert or remediate unauthorized changes to these files. Organizations use our FIM to be compliant with Payment Card

Industry Data Security Standard (also known as “PCI DSS”) and other regulatory requirements while eliminating other agents, products, and spend.
Singularity Platform Product Offerings
Our Singularity Platform offers a highly flexible deployment model. It is primarily hosted in Amazon Web Services (AWS) in multiple regions - North America, Europe, Asia Pacific, and AWS GovCloud. Our platform can also be hosted in Google Cloud, as well as customers’ on-premise data centers, and private and hybrid cloud environments for organizations with specialized hosting and data sovereignty needs.
Our Singularity Platform provides feature parity across Windows, macOS, and Linux. It provides customers with full flexibility through a multi-tier offering priced on a per agent basis, which generally corresponds with an endpoint, server, virtual machine, or host. The tiers of our Singularity Platform include:
•Singularity Core. Our entry level security solution for organizations that want to replace antivirus tools with our EPP which we believe is more effective and easier to manage than legacy antivirus and next-generation antivirus products. Singularity Core includes our Static and Behavioral AI models and autonomous threat response and rollback features.
•Singularity Control. Made for organizations seeking best-of-breed security with the addition of our “security suite” features for endpoint management. It provides additional features for control network connectivity, USB and Bluetooth peripherals, and uncovering rogue devices.
•Singularity Complete. Our flagship offering that includes a comprehensive suite of product capabilities.
•Singularity Commercial. Provides a solid foundational security solution across endpoints, cloud, and identities, ensuring that an organization has the necessary tools to stay secure.
•Singularity Enterprise. Provides comprehensive protection across endpoints, cloud, and identities as well as threat intelligence, vulnerability, and diverse set of services.
Endpoint Protection (EPP)
Our next-generation cybersecurity technology provides autonomous real-time protection across all operating systems, including Windows, Linux, macOS, and cloud-native and containerized workloads. Our endpoint protection is powered by distributed AI which resides both on devices as well as in the cloud for always-on, machine-speed protection. It is capable of autonomous decision making on the device and stopping threats in milliseconds rather than minutes, hours or even days. We are able to provide superior performance compared to traditional signature-based antivirus tools and earlier next-generation antivirus products with the following three key capabilities:
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
•Behavioral AI. Our on-device AI model continuously scores Storylines from the device to precisely classify individual or group behaviors as benign or malicious. The accuracy of our Behavioral AI is powered by the rich contextual information that is encoded in each Storyline that is being scored. As a result, our Behavioral AI is attack vector agnostic because it is not limited to any particular pathway used by attackers to penetrate a system, such as zero-day vulnerability exploits and living off the land attacks.
•Embedded Threat Intelligence. Our cloud threat intelligence system combines threat information from our data analytics and research teams, Vigilance MDR and IR services, and other commercial and proprietary threat feeds. Our Purple AI for Threat Intelligence expands and accelerates an organization’s ability to deliver deep insights needed to proactively protect against threats and mitigate risk.

Endpoint Detection and Response (EDR)
Unlike first-generation EDR products that are reactive and mainly focused on collecting data, our ActiveEDR solutions leverage Storylines to reduce analysis time and to automate response actions by significantly minimizing the time between detection and response through technology automation. It enables on-device behavioral analysis, auto-remediation, and response in a fully autonomous fashion. ActiveEDR reduces analysis time and requirements for specialized skills by providing technology-generated context which would otherwise need to be produced by highly skilled people manually in a time-intensive and error prone fashion. ActiveEDR excels at visualizing context, pinpointing anomalies, and providing a variety of granular responses. The main capabilities of ActiveEDR are:
•Deep Visibility Threat Hunting. Deep Visibility Threat Hunting provides an easy-to-use search interface on top of our Deep Visibility dataset. The Storylines shown within Deep Visibility hunts enable one-click responses, which are far easier and faster to execute than manually scripting responses. As a result, both entry level and highly skilled analysts can analyze results faster, review more alerts, and be more productive with the power of technology.
•Response Capabilities. Our Singularity Platform offers one of the broadest sets of response actions in the EDR market. Leveraging Storylines, we automate responses or make them optionally initiated by operators. Our response capabilities enable security analyst to Kill, Quarantine, Remediate, Remote Shell, and Rollback.
Singularity Data Lake
Building upon the acquisition of Scalyr, Inc., Singularity Data Lake is a revolutionary live enterprise data platform for data queries, analytics, insights, and retention. It expands our capabilities beyond cybersecurity use cases, such as data analytics. Singularity Data Lake takes a security-first perspective to data analytics. It is a cloud-native flexible enterprise data platform built for all types of data live or historical, at petabyte scale. By eliminating data schema requirements from the ingestion process and index limitations from querying, Singularity Data Lake can process massive amounts of live data in real time, delivering log management, data analytics, and alerting with unparalleled speed, performance, and efficiency built on a security and privacy-first foundation.
As a software as a service (SaaS) platform, it can be deployed in minutes and is easy to operate without any maintenance requirement. Singularity Data Lake is built for the cloud and offered as a cloud service freeing up engineering resources from managing data refineries. It is built with the security and controls that enterprises require for their most precious asset: data.
Cloud Security
We offer both agent and agentless cloud security capabilities in a comprehensive CNAPP. Offering these in a unified security platform helps reduce operational complexity and improve integrated protection and remediation capabilities.
Our CWS solution extends distributed, autonomous endpoint protection, detection, and response to compute workloads running in public clouds, private clouds, and on-premise data centers. Our runtime protection delivers prevention, detection, response and hunting functionalities purpose-built for these environments. We offer full-fledged EPP and EDR for servers, virtual machines, and containerized workloads. Our Cloud Application Control locks down the running image of servers and containers to prevent configuration drift and protect against unauthorized changes, in line with best practices for cloud workload security.
Our Cloud Security Posture Management (CSPM) solution automatically and continuously identifies and responds to cloud misconfigurations and reports on compliance with industry benchmarks like NIST, MITRE, CIS, PCI-DSS, and more. Furthermore, it detects vulnerabilities in cloud infrastructure including infrastructure as a code (IoC) scanning, secret scanning, and code to runtime monitoring across major cloud services (AWS, GCP, Azure, Oracle, Alibaba, and more).

Our Cloud Data Security solution protects cloud environments from the spread of malware through automated file threat analysis. Customers receive protection from malicious files in Amazon Simple Storage Service (S3) and NetApp. Our AI-powered threat detection delivers unparalleled visibility and proactive protection against advanced threats, ensuring security and compliance.
Identity Security
Our identity security portfolio acts as a force multiplier for security teams, allowing them to assume a more robust security posture and extend the capabilities of the Singularity Platform to protect user credentials. Our Singularity Identity solution detects and responds to identity-based attacks and finds attackers early, before they can exploit identities. Our identity solution also reduces the potential attack surface and proactively increases security by identifying misconfigurations and credential exposures that create attack paths for attackers to move laterally. Our identity security portfolio includes:
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
Attack Surface Management
Our Ranger module enables control of the enterprise network attack surface in real time by discovering, identifying, and containing any device-based threat. Ranger leverages the presence of our software in an organization’s network to track assets, create an Enterprise Asset Map, perform network segmentation, deploy our agents to unprotected devices, and provide risk scores. Ranger provides organization-wide inventory and control of IoT devices by discovering connected devices, including virtual machines, containers, and IoT devices such as printers, smart TVs, and thermostats. Ranger has four key component features:
•Rogue Discovery. Enables administrators to identify unprotected or “rogue” assets and verifies our agent is installed on all corporate assets.
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
•Remote Script Orchestration (RSO). Enables enterprises and incident responders to investigate and respond to threats on multiple endpoints across the organization remotely, enabling them to easily manage their entire fleet. In incident response situations, rapid artifact extraction and endpoint state querying across the entire enterprise is critical. Our remote script orchestration module allows concurrent execution of custom and preset scripts across an enterprise, instead of having to triage with a device-by-device approach. By converging our protection, detection, and response capabilities with remote script orchestration, our platform is the only solution that is needed to respond to a breach.
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
•Cloud Funnel. Allows organizations to export their XDR data in real-time to their private data lakes, whether locally-hosted or in the cloud. Moreover, it securely streams a copy of all endpoint EDR telemetry to a customer’s local data lake for further correlation with other security tools, while allowing offline data storage for audit and compliance.

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
Vigilance MDR
Vigilance MDR leverages the expertise of our in-house security analysts to review, act upon, and document every threat that our Singularity Platform autonomously identifies. It adds a human lens to cybersecurity understanding and augments our customers’ in-house security teams. Due to the autonomous nature of our Singularity Platform, Vigilance MDR provides rapid response times to threats. Our technology-powered digital forensics analysis and incident response offering takes Vigilance MDR two steps further and provides customers with a full-service solution and enables customers to benefit from world-class SOC operations with customized threat annotation and response. Vigilance MDR helps customers of all sizes augment their cybersecurity staff with a 24/7/365 globally-distributed operation which operates under the industry’s only publicly available Service Level Agreement.
Our Customers
As of January 31, 2024, we had customers using our Singularity Platform in approximately 80 countries. We are protecting the digital infrastructures of thousands of customers around the world, including large global enterprises, small and medium sized businesses, and government organizations. Our business does not depend on any single end customer. For a definition of customer, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Customers with ARR of $100,000 or More.”
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
Human Capital Resources
Our Team
As of January 31, 2024, we had over 2,300 full-time employees worldwide. We also engage temporary employees and consultants as needed to support our operations.
Our US-based employees include team members in all key functions, including go-to-market, customer success, technology, product, and support. Each of our US offices has a different functional focus but shares a driven, customer-centric culture. Our headquarters in Mountain View, California is where the majority of our executive team, marketing, finance, legal, people and talent, and sales operations is located, which supports cross functional collaboration.
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
Our European head office is in Amsterdam, Netherlands, which we chose for its talent pool, language versatility, diversity, labor and tax laws, and central location in relation to our offices in the US and Israel.

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
We value transparent and respectful communication as key components of our continuous feedback culture, something that we view as a key driver of our business success. We benefit from the varied perspectives that come from our global workforce. We believe in the strengths of diversity and are committed to building out a diverse talent base. We plan to continue investing in hiring employees both in and outside of the US.
We received multiple workplace accolades in 2023.
•Fortune recognized SentinelOne as a Best Workplace in Technology, Best Medium Workplace, Best Workplace for Millennials, and Best Workplace in the Bay Area.
•Dun’s 100 list acknowledged SentinelOne as one of the Best High Tech Companies to Work for in 2023.
•SentinelOne also achieved Great Place to Work certification (December 2023 - December 2024) for the US, UK, France, India, Netherlands, Australia, Canada, Slovakia, Germany, Italy, UAE, Poland, Spain, Czechia, and Singapore.
•SentinelOne received the Best Workplaces in Tech in the UK, Best Workplaces for Women in the UK and Best workplaces in Technology in France.
Our presence and engagement across all social media platforms continue to grow rapidly, a reflection of the market’s perception of us and our leadership as innovators in the cybersecurity space. We pride ourselves on offering employees an award-winning culture centered around trust and integrity, as together, we work to defeat every cyberattack with autonomous technology.

Retention and Talent Development
We believe that motivating and retaining talent at all levels is vital to our success. Our compensation and benefits program is intended to anticipate and meet the needs of our employees. In addition to base salary, these programs, which vary by country and region, include bi-annual bonuses, equity awards, an employee stock purchase plan, a 401(k) plan, including a 401(k) match in the US, healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation, wellness reimbursement, 16 weeks of gender-neutral parental leave and more. We have increased our investment in training and development and have rolled out several key programs as well as enabling our employees to access over 1,000 on demand webinars in technical and soft skills areas.
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
Diversity, Equity and Inclusion
We aim to cultivate and foster an inclusive workplace that is diverse, equitable, and inclusive, where Sentinels can fulfill their potential. We have developed a SentinelOne Diversity, Equity, and Inclusion (DEI) framework that includes a commitment statement and a three-year roadmap focused on moving towards our long term DEI goals. We also have five key pillars to support our DEI initiatives.
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
•Creating an equitable culture for all through strategic partnerships including Women in Cybersecurity (also known as “WiCys”). Through the S Foundation, we offer grants and scholarships to organizations within our communities. And we have established partnerships that support and advocate for underrepresented groups in the workforce.
•Hearing all voices through our internal celebrations including Black History Month, Women’s History Month, Pride, and Hispanic Heritage Month. In addition, the MentorOne program provides Sentinels the opportunity to mentor and be mentored to develop professionally.
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including its underlying infrastructure. Our most significant investments are in research and development to drive core technology innovation and bring new products to market. Research and development employees are located primarily in our Israel, India, and Czech Republic offices, and remotely.
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
Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness of our platform, and driving prospect and customer demand. To support these efforts, we deliver broad based brand campaigns to build awareness of our solutions and our company. We also deliver targeted and situational content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry’s foremost organizations to provide expert advice, educating the public about the cyber threats, and identifying threat research discoveries that illustrate the business outcomes and differentiation of our solution. We engage in paid media, web marketing, out of home media advertising, industry and trade conferences, analyst engagements, producing whitepapers, demand generation via digital and web, telemarketing, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage new customers to request an expertly guided trial of our Singularity Platform. Additionally, we engage in joint marketing activities with our channel and alliance partners. Over the past several years, we have experienced significant increases in our brand relevance as demonstrated by coverage in leading global press, analyst publications, website traffic, web demo requests, and channel partner engagement.
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
Singularity Marketplace
Singularity Marketplace is an open application ecosystem that enables customers to seamlessly integrate dozens of applications. Organizations can gain visibility over data across historically disparate security solutions without the need for custom business logic, coding, or complex configuration. Organizations can integrate any security applications and tools regardless of vendor into a single platform without coding or scripting required. Singularity

Marketplace extends the power of our platform across the entire security and IT stack to build an effective threat defense posture with layered security, collaborative processes, and integrated products.
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
Competition
The market for our solutions is competitive and characterized by an evolving IT environment, customer requirements, industry standards, frequent new product and service offerings, and improvements. We compete with an array of established and emerging security solution vendors.
Our competitors include the following:
•endpoint security providers, such as CrowdStrike Holdings, Inc. (CrowdStrike) and VMware, Inc. (Carbon Black);
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
As of January 31, 2024, we had 66 issued patents and 5 pending patent applications in the US and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. These issued patents are scheduled to expire on or around the years between 2034 and 2042 and cover various aspects of our platform and technology.
As of January 31, 2024, we had 11 trademark registrations in the US, including registrations for “SentinelOne” and our logo. We also had 60 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including sentinelone.com and dataset.com.
Government Regulation
We are subject to many varying laws and regulations in the US, the United Kingdom (UK), the European Union (EU) and throughout the world, including those related to privacy, data protection, intellectual property, consumer protection, marketing, advertising, employment and labor, competition, customs and international trade, taxation, and more. As we grow and expand our geographical reach, we may become subject to additional regulations in the US and internationally.
These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and/or otherwise adversely affect our business, reputation, operating results, and financial condition. However, we believe we are currently in material compliance with such laws and regulations to which we are subject and do not currently expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks of our business associated with such laws and regulations.
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
We use our investor relations page on our website (www.sentinelone.com), press releases, public conference calls, public webcasts, our X account (@SentinelOne), our Facebook page, and our LinkedIn page as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
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
•Existing and future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
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
•Third parties have claimed and may claim in the future that our platform infringes their intellectual property rights, and this may create liability for us or otherwise adversely affect our business, operating results, and financial condition.
Risks Related to Ownership of Our Class A Common Stock
•The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 72% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
We were founded in January 2013 and released our first endpoint security solution in February 2015. Our limited operating history and financial data may make it difficult to evaluate our current business, future prospects and other trends. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current global macroeconomic conditions.

We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $338.7 million and $378.7 million for the fiscal years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, we had an accumulated deficit of $1.3 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses or manage our costs as we invest in our business, we may not achieve or sustain profitability.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, and financial condition.
The market for cybersecurity products and services is intensely competitive, fragmented and is rapidly evolving, characterized by changes in technology, customer requirements, industry standards, increasingly sophisticated attackers, and frequent introductions of new or improved products and services. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market, as our competitors complete strategic acquisitions or form cooperative relationships and/or customer requirements evolve. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we would experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, operating results, and financial condition. For a description of our competitors, see the section titled “Business—Competition.”
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to US and general global macroeconomic conditions;
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;

•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in the Middle East, Ukraine and the tensions between China and Taiwan;
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
•changes in the growth rate of endpoint security, cloud security, and overall cybersecurity product platform and services sectors;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with, or interruptions to the use of our platform;
•the timing and costs related to the development or acquisition of technologies, businesses, or strategic partnerships;
•our ability to execute, complete, or efficiently integrate any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to US and global macroeconomic issues, including actual or perceived global banking and finance related issues, inflation, interest rate volatility, and market downturns, which would adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of open artificial intelligence applications, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made or could make acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive products and services than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margin, increased net losses, and loss of market share. Even if there is significant demand for endpoint and cloud security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we will have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cybersecurity providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing products and services from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, financial condition, and operating results would be adversely affected.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
•the impact of natural or man-made global events on our business, including wars and other armed conflict, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan;
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
•the timing and success of new product and service introductions by us, including PinnacleOne, our strategic risk analysis and advisory group, and Singularity Data Lake, our live enterprise data platform for data queries, analytics, insights, and retention, or our competitors or any other competitive developments, including consolidation among our customers or competitors;
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
•any disruption in our relationship with ISVs, channel partners, MSPs, MSSPs, MDRs, OEMs, and IR firms;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solution;
•significant security breaches of, technical difficulties with, or interruptions to, the use of our platform or other cybersecurity incidents;
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
Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical operating results should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for the reasons described above or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action lawsuits.
Adverse global macroeconomic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including US and global macro-economic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, rising interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macro-economic conditions, including the effects of the conflicts in the Middle East, Ukraine, and tensions between China and Taiwan and judicial reform in Israel, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
Moreover, the US capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the US significantly increased in 2021 and 2022, resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition.
We are investing in expanding our platform, including our cloud security products, and it is difficult to predict adoption and demand.
We are meaningfully investing in our platform, including growing our cloud security product. For example, in November 2023, through the acquisition of KSG, we launched PinnacleOne, a strategic advisory group also operating as a think tank for hire, focused on helping companies and their executives holistically understand the evolving risks of operating in the modern global business landscape through personalized access to experts’ intelligence, insight, and transformative risk management strategies. Further, in February 2024, we acquired PingSafe, a cloud security platform, which we expect will enable us to couple PingSafe’s CNAPP with our cloud workload security and cloud data security capabilities.
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
We have recently begun incorporating generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of generative AI in our business. For example, language models may provide flawed results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This is turn could undermine confidence in the decisions, predictions, analyses or other content that our AI-initiatives produce. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in our Purple AI solution. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results.
Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data - whether through the employment of large language models or other models leveraging data found on the Internet - and the evolution of this law may limit our ability to exploit artificial intelligence tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape. For example, in October 2023, President Biden issued an Executive Order that establishes new standards for, among other things, AI safety, security, and privacy. Moreover, we are subject to significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Any of the foregoing could adversely affect our business, reputation, or financial results.
A network or data security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, and financial condition.
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan. In addition, our cybersecurity product is likely considered a valuable target for lateral attacks because of its highly privileged access. Moreover, the ongoing war in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations, and the US government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. There may also be increased risks of cybersecurity attacks as a result of the unfolding events in the Middle East. Additionally, bad actors are beginning to utilize AI-based tools to execute attacks, creating unprecedented cybersecurity challenges.

Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, human or employee error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of use by bad actors of AI.
Any actual, alleged, or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data from the European Economic Area (EEA) or the UK in respect of which we are a controller or processor under the General Data Protection Regulation (GDPR), and the UK General Data Protection Regulation and UK Data Protection Act 2018 (UK GDPR), this could result in fines of up to €20 million or 4% of annual global turnover, whichever is greater, under the GDPR or up to £17.5 million or 4% of annual global turnover, whichever is greater, in the case of the UK GDPR. We may also be required to provide notice of such breaches to regulators and/or individuals which may result in us incurring additional costs, penalties, fines or litigation. Further, on July 26, 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. Any public disclosure relating to a material cybersecurity incident, whether as a result of the new SEC rules or otherwise, harm our reputation, result in litigation and adversely impact our business, operating results, and financial condition.
In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure could be costly, result in litigation, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.
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
Our platform and product features are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt our customers’ computing environments. We also make frequent updates to our platform, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business, harm our reputation or use our technology to gain unauthorized access. In addition, regional geopolitical conflicts such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, may result in increased cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
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
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, if a high-profile cybersecurity incident occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely affect our ability to retain existing customers or attract new ones. In the last few years there have been many successful advanced cybersecurity incidents that have damaged several prominent companies despite strong information security measures. We expect that the risks associated with cybersecurity incidents and the costs of preventing such attacks will continue to increase in the future.
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter or as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the US, or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results, and financial condition.
Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2021 we acquired Scalyr, a data analytics company, in May 2022 we acquired Attivo, a leading identity security and lateral movement protection company, in November 2023 we acquired KSG, a strategic advisory group, and in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company. We have also invested in certain privately held companies through our S Ventures fund, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
We have, and may in the future have, to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
•integration of the acquired company’s accounting, customer relationship management, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•unexpected security risks or higher than expected costs to improve the security posture of the acquired company;
•higher than expected costs to bring the acquired company’s IT infrastructure up to our standards;
•additional legal, regulatory, or compliance requirements;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•failing to achieve the expected benefits of the acquisition or investment; and
•litigation or other claims in connection with the acquired company, including claims from or against terminated employees, customers, current and former stockholders, or other third parties.

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
Historically, we have experienced rapid growth in the adoption of our platform, customer base, and revenue. However, we may not return to our prior growth rates or grow at the same rate in the future. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
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
Our platform is hosted by third-party cloud hosting providers including AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by such cloud hosting providers, and currently our cloud service infrastructure is primarily run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by our cloud hosting providers, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase as our customer base grows, which could adversely affect our business, operating results, and financial condition.
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS, and other cloud hosting providers, may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, competing with us, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on their system in a way that is unfavorable or costly to us. Although we obtain services from other cloud hosting providers, if our current arrangement with AWS were to be terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for expansion and transition to alternative cloud hosting and infrastructure services. Such a transition could require further technical changes to our platform, including, but not limited to, our cloud service infrastructure which was initially designed to run on AWS. Making such changes could be costly in terms of time and financial resources.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our agreements with our channel partners are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements. For example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government customers;
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shutdowns, governmental defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the US and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We are generating a growing portion of our revenue outside of the US, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks including:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•exposure to numerous, increasing, stringent (particularly in the EU), and potentially inconsistent laws and regulations relating to privacy, data protection, and information security;
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
•natural disasters, acts of war, terrorism, or pandemics, including the armed conflicts in the Middle East, Ukraine and tensions between China and Taiwan;
•actual or perceived instability in the global banking system;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,100 employees as of January 31, 2023, to over 2,300 employees as of January 31, 2024. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.

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
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the US or other countries. The sale and support of our platform also entails the risk of product liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our platform by our employees, customers and third parties, however, these measures may not fully or effectively protect our platform from unauthorized access.
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
We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover the claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We have offered some of our customers a limited warranty, subject to certain conditions. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have remediated warranty claims would cause us to incur significant expense or cause us to cease offering warranties which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, operating results, and financial condition. Further, although the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on the US Treasury Department’s Office of Foreign Assets Control (OFAC), list of Specially Designated Nationals and Blocked Persons or who are otherwise subject to US sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions, in violation of our warranty and applicable law.
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review key business metrics, including our ARR, number of customers with ARR of $100,000, NRR, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our key metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment of approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief

Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business. Further, we maintain an office in Tel Aviv, Israel and had approximately 13% of our personnel in Israel as of January 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our workforce and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services. Moreover, the industry in which we operate generally experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of recent cybersecurity attacks on global corporations and governments. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
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
Additionally, restrictive immigration policies or legal or regulatory developments relating to immigration may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. Changes in US immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes.
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
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, managing, and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take extended time before they are productive. Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Moreover, our international expansion may be slow or unsuccessful if we are unable to retain qualified personnel with international experience, language skills and cultural competencies in the geographic markets which we target.
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
We rely primarily on patent, trademark, copyright and trade secrets laws, and confidentiality agreements and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or platform. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the US are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the US may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the US, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the US. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Moreover, the availability of copyright protection and other legal protections for intellectual property generated by certain technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by US courts or been fully addressed by US federal or state regulation, as well as in foreign jurisdictions.

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
Some open source licenses contain requirements that we make available as source code for modifications or derivative works we create based upon our use and distribution of the open source software. If we combine and distribute our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release combined the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solution, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our services. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.
The terms of many open source licenses have not been interpreted by US courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in paying damages, entering into unfavorable licenses, have a negative effect on our operating results and financial condition, or cause delays by requiring us to devote additional research and development resources to change our solution.
Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including governmental export and import controls, sanctions and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to US export controls, including the US Department of Commerce’s Export Administration Regulations (also known as “EAR”), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other US government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the US only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under US sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, US export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by US sanctions and for certain end-uses. As an example, following Russia’s invasion of Ukraine, the US and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The US and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. Further, regulators in the US and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the US and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the US and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from US government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
Moreover, the rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, the European Commission’s proposed Artificial Intelligence Act could also impose new obligations or limitations affecting our business, if and when it enters into force.
If we fail to adequately protect personal information or other information we collect, process, share or maintain under applicable laws, our business, operating results, and financial condition could be adversely affected.
We receive, store, and process personal information from our employees, customers, the employees of our customers, and our end users. This personal information is hosted by our third-party service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure to comply with laws, regulations and industry standards regarding personal information or other information could adversely affect our business, operating results, and financial condition.
Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the US, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably, but not necessarily limited to, we may be subject to:
•Controlling the Assault of Non-Solicited Pornography And Marketing Act (also known as the “CAN-SPAM Act”) and similar state consumer protection laws regarding the use of telephones and text messaging for marketing purposes.
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
•Other states have enacted consumer privacy laws comparable to the CCPA that came into effect in 2023: Virginia enacted the Virginia Consumer Data Protection Act which became effective January 1, 2023; Colorado and Connecticut enacted the Colorado Privacy Act and the Connecticut Personal Data Privacy and Online Monitoring Act, which both became effective July 1, 2023; Utah enacted the Utah Consumer Privacy Act, which became effective December 31, 2023. In addition, as of December 31, 2023, eight other states (Delaware, Indiana, Iowa, Florida, Montana, Oregon, Tennessee and Texas) enacted privacy legislation which will become effective between July 1, 2024 and January 1, 2026. Numerous other states also have pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.
In certain circumstances, we may also be subject to the GDPR (established in 2018 and implemented by countries in the EEA) and the UK GDPR, which respectively govern the collection, use, disclosure, transfer or other processing of personal data of natural persons, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours).
Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global turnover of the noncompliant company, whichever is greater. Additionally, following the withdrawal by the UK from the EU and the EEA, companies must comply with both the GDPR and the UK GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global annual turnover. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and UK GDPR requires, among other things, that personal data only be transferred outside of the EEA, or the UK, respectively to jurisdictions that have been deemed adequate (also known as “Third Countries,”) by the European Commission or by the UK data protection regulator, respectively. Accordingly, personal data may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We rely on the use of Standard Contractual Clauses (SCCs), a standard form of contract approved by the European Commission, as an adequate personal data transfer mechanism for the transfer of personal data to Third Countries; however, the SCCs may not be alone sufficient to protect data transferred to the US or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. On June 28, 2021, the European Commission issued an adequacy decision for personal data transfers from the EEA to the UK, with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the UK continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the UK deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for personal data transfers between the EU and the UK or find alternative solutions for the compliant transfer of personal data from the EU into the UK In March 2022, the UK Information Commissioner’s Office adopted an International Data Transfer Agreement (IDTA) for transfers of personal data out of the UK to so-called third countries, as well as an international data transfer addendum (UK SCC Addendum) that can be used with the SCCs for the same purpose.
To add to this complexity, effective on July 10, 2023, the European Commission adopted the new EU-US Data Privacy Framework (DPF) which allows for transfers of personal data from the EU to certified companies in the US without the need for additional privacy safeguards as an alternative to the SCCs. In October 2023, a UK extension to the DPF (the UK – US Data Bridge) was adopted enabling the transfer of personal data between the UK and US entities without the need for an IDTA or UK SCC Addendum. However, the DPF and the UK – US Data Bridge could be subject to further legal challenge which could cause the legal requirements for personal data transfers from the EU and the UK to the US to become uncertain once again.
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
The myriad of international and US privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.
As supervisory authorities continue to issue further guidance on personal information transfers (including regarding data export and circumstances in which we cannot use the SCCs), we could suffer additional costs, complaints, or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish localized storage systems in the EEA, Switzerland, and the UK to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving EU and UK privacy laws on cookies and electronic marketing. In the EU and the UK, informed opt-in consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of the ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California and other current and soon-to-be enacted US state privacy laws.
Additionally, by expanding into the EU and UK, we may also trigger Article 3(2) of the GDPR/UK GDPR directly as we may be considered to be monitoring data subjects. To the extent we process personal data on behalf of our customers for the provision of services, we have, and may in the future, also be required to enter into data processing agreements which comply with Article 28 of the GDPR/UK GDPR.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of privacy, data protection, data or cybersecurity laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR and the UK GDPR outlined above.
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customer including, but not limited to, data processing locations, breach notification, and security standards. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. New worldwide data protection laws, including in the US and European jurisdictions described above, may lead to changing definitions of personal information and other sensitive information which may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Notably some foreign jurisdictions require that certain types of data be retained on servers within these respective jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to customers, users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, fines, penalties, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the FTC, to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information to the FTC about our compliance with the FTC order and about representations made in our marketing materials. We may be subject to future investigations and legal proceedings by the FTC or other regulators. As such, it is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Due to political uncertainty and military actions associated with the conflicts in Ukraine, the Middle East and tensions between China and Taiwan, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our and our third-party vendors’ and service providers’ systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a US presence. In addition, laws, regulations, government guidance, and industry standards and practices in the US and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial and reputational harms that may arise from such an incident.
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
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions, and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, operating results, and financial condition.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our consolidated financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Our management is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social, and governance (ESG)-focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
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
We could be subject to additional tax liabilities and US federal and global income tax reform could adversely affect us.
We are subject to US federal, state, local and sales taxes in the US and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the US or in other jurisdictions in which we operate.
For example, the US tax law legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, significantly reformed the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), reducing US federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. We are still evaluating the impact of the pillar two rules as they continue to be refined by the OECD and implemented by various national governments. However, it is possible that the pillar two rules, as implemented by various national governments, could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
As of January 31, 2024, we had aggregate US federal and state net operating loss carryforwards of $721.2 million and $390.6 million, respectively, which may be available to offset future taxable income for US income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2025. In addition, as of January 31, 2024, we had federal research and development credit carryforwards of $5.9 million, which will begin to expire in 2037, and state research and development credit carryforwards of $2.9 million, which do not expire. We also had foreign net operating loss carryforwards of $202.8 million, as of January 31, 2024, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under US state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change US net operating loss carryforwards to offset US federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Further, an increasing number of US states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. A successful assertion by one or more US states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the UK, France and Canada, have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in in those jurisdictions, and other jurisdictions are considering enacting similar laws. A successful assertion by a US state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition.
We are expanding our international operations and staff to support our business and growth in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. Furthermore, increases in tax rates, new or revised tax laws, and new interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, could result in an increase in our overall tax obligations which could adversely affect our business. Our intercompany relationships and intercompany transactions are subject to complex transfer pricing rules administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the US, to our intercompany transactions, international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. In 2022, we began negotiating a bilateral Advance Pricing Agreement (APA) with the US and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup utilization of our intellectual property among our group enterprises. An APA, if obtained, will provide us with a more predictable future business operating model, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. These transfer pricing matters may be significant to our consolidated financial statements. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We also believe that our assumptions, judgements, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgements or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest and penalties related thereto, which could be in excess of any reserves established therefore, and which could result in higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to stock-based compensation, the period of benefit for deferred contract acquisition costs, useful lives of long-lived assets and intangibles, the valuation of intangibles acquired as part of a business combination, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
Our sales contracts are denominated in US dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the US dollar increases the real cost of our platform to our customers outside of the US, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the US dollar continues to strengthen, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through continued international expansion, our channel partners and other partnerships, could result in foreign currency denominated sales, which would increase our foreign currency risk.
Our operating expenses incurred outside the US and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so, or use other derivative instruments, in the future.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment may make it more difficult to raise additional capital on favorable terms, it at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the conflict in the Middle East, Ukraine and tensions between China and Taiwan, inflation, interest rate volatility, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the global political, economic and macroeconomic climate, including but not limited to, actual or perceived instability in the banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation, and rising interest rates;
•other events or factors, including those resulting from war, armed conflict, including the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, incidents of terrorism or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including rising inflation, increasing interest rates, labor shortages and fluctuations in international currency rates, as well as the impacts of regional geopolitical conflicts, including the conflicts in the Middle East, Ukraine and tensions between China and Taiwan. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 72% of the voting power of our capital stock as of January 31, 2024, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of January 31, 2024, the holders of our outstanding Class B common stock held approximately 72% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot predict whether our dual class structure will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of multi-class share structures from being added to certain indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices, may discourage such indices from selecting us for inclusion (notwithstanding our automatic termination provision) may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
General Risk Factors
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 13% of our personnel in Israel as of January 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. Moreover, any of our office locations may be vulnerable to the adverse effects of climate change. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention, heatwaves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security and on our employees’ health and well-being. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to ESG matters both in the US and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Further, ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Additionally, in March 2024, the SEC enacted comprehensive climate change disclosure rules, which have since been challenged by various third parties. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
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
Securities class action litigation can be instituted against companies following periods of volatility in the market price of a company’s securities. We are currently subject to securities litigation as further described in the section titled “Legal Proceedings.” This type of litigation can result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may make it more expensive for us to obtain directors’ and officers’ liability insurance in the future and may require us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the US will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management
As part of our overall enterprise risk management program, we maintain a robust cybersecurity risk management program. The cross-functional group responsible for the cybersecurity risk management program includes members of our information security, data privacy and product security personnel, including members of our senior management team. Our cybersecurity program provides a foundation for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with our use of software, applications, services, and cloud infrastructure developed or provided by third-party vendors and service providers. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and overall risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation or remediation strategies, and informing the relevant members of our senior management team, which informs the Audit Committee and our Board of Directors of material cybersecurity threats and incidents.
We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes. For example, we regularly engage independent third parties for penetration testing and evaluation of our various security compliance standards. We also conduct internal assessments of our cybersecurity risk management program. We review and update our cybersecurity policies, standards and procedures as needed, to account for changes in the threat and operational landscapes, as well as in response to legal and regulatory developments. Further, we require mandatory training for all employees and contractors on our cybersecurity and privacy policies. We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. To that end, we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. Although we have continued to invest in our diligence, onboarding, and monitoring capabilities over our critical third parties, including our third-party vendors and service providers, our control over the security posture of our critical third parties is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information assets owned or controlled by such third parties.

A cross-functional incident response team, comprised of representatives from information security, information technology, privacy and legal, is responsible for the monitoring and disposition of potential occurrences such as data breaches, intrusions, and other security incidents and implementing our detailed incident response plan. Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of our information assets.
In fiscal 2024, and through the filing of this Annual Report on Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such an incident could potentially have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board of Directors has oversight responsibility for our overall enterprise risk management, and cybersecurity risk management in particular is regularly reviewed and overseen by our Audit Committee. The Audit Committee provides oversight and reviews management policies, processes, and procedures designed to identify, monitor, evaluate, and respond to cybersecurity risks to which the company is exposed. Management regularly reports to the Audit Committee regarding its process and procedures to mitigate or remediate cybersecurity risks, threats and incidents, along with monitoring activities of the cybersecurity team.
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Officer, who is a member of our executive management team and closely coordinates as needed with other senior management personnel including the Deputy Chief Information Security Officer, the Chief Product and Technology Officer and the Chief Legal Officer, who collectively possess significant experience in evaluating, managing and mitigating security and other risks, including cybersecurity risks.
ITEM 2. PROPERTIES
We are headquartered in Mountain View, California, where we occupy over 10,000 square feet of office space pursuant to a lease that expires in February 2028 subject to the terms thereof. Our headquarters was built to reflect our corporate culture, operational needs, and dedication to employee happiness. We lease additional offices in the US and around the world, including the Czech Republic, France, India, Israel, Netherlands, United Arab Emirates, and other countries. We believe that our current facilities are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 15, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Class A Common Stock
Our Class A common stock has been traded on the NYSE under the symbol “S” since June 30, 2021. Prior to that date, there was no public trading market for our common stock. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of March 22, 2024, we had 116 holders of record of our Class A common stock and 52 holders of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended January 31, 2024, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
On February 1, 2024, we completed the acquisition of PingSafe. Under the terms of the Purchase Agreement, we acquired 100% of the outstanding shares of PingSafe for total consideration of approximately $57.5 million in cash and 2,354,607 shares of our Class A common stock, subject to customary adjustments set forth in the Purchase Agreement, to the former shareholders of PingSafe.
We believe this transaction was exempt from registration under the Securities Act in reliance on the exemptions provided by Rule 501(a) of Regulation D under the Securities Act and Rule 902(k) of Regulation S under the Securities Act.
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

We have presented below the cumulative total return to our holders of our Class A common stock between June 30, 2021 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2024 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. Such returns are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

SentinelOne's Stock Price Performance*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jul-21
Oct-21
Jan-22
Apr-22
Jul-22
Oct-22
Jan-23
Apr-23
Jul-23
Oct-23
Jan-24
SentinelOne Inc.
S&P 500
S&P 500 Information Technology

**$100 invested on 6/30/21 in SentinelOne Stock, or S&P500 Index, or S&P 500 Information Technology Index*

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2024, 2023, and 2022 are referred to herein as fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we” “our” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 29, 2023.
Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered extended detection and response (XDR) platform to make cybersecurity defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks — performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
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
We generate substantially all of our revenue by selling subscriptions to our Singularity Platform. Our subscription tiers include Singularity Core, Singularity Control, and Singularity Complete. We also offer product bundles that include Singularity Commercial and Singularity Enterprise. Additionally, customers can extend the functionality of our platform through our subscription Singularity Modules. We generally price our subscriptions and modules on a per agent basis, and each agent generally corresponds with an endpoint, server, virtual machine, or container.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of independent software vendors (ISVs), alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, managed service providers (MSPs), managed security service providers (MSSPs), managed detection and response providers (MDRs), original equipment manufacturers (OEMs), and incident response (IR) firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our extended detection and response (XDR), IT, and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,133 customers with annualized recurring revenue (ARR) of $100,000 or more as of January 31, 2024, up from 872 customers with ARR of $100,000 or more as of January 31, 2023. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of January 31, 2024 and 2023, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the US represented 36% and 35% for fiscal 2024 and 2023, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $621.2 million, $422.2 million, and $204.8 million for fiscal 2024, 2023, and 2022, respectively, representing year-over-year growth of 47% and 106%, respectively. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2024, 2023, and 2022 was $338.7 million, $378.7 million, and $271.1 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor global macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted. For example, in June 2023, we announced a restructuring plan (the Plan) designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space. We incurred approximately $7.4 million in charges in connection with the Plan in fiscal 2024, consisting of severance payments and employee benefits, impairment charges related to excess facilities and inventory write-offs, offset partially by savings related to the reversal on stock-based compensation expense.
We maintain an office in Tel Aviv, Israel and had approximately 13% of our personnel in Israel as of January 31, 2024. We are closely monitoring the unfolding events of the armed conflict in the Middle East which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
We are unable to predict the full impact that macroeconomic or other geopolitical factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the US or other countries, changes in central bank policies and interest rates, rates of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential, government shutdowns related thereto, regional geopolitical conflicts, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in this Annual Report on Form 10-K.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Revenue	$621,154	$422,179	$204,799
Non-GAAP operating loss
In addition to our results determined in accordance with GAAP, we use non-GAAP operating loss as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating loss is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, restructuring charges, stock-based compensation expense, and payroll tax related to stock-based compensation.
Non-GAAP operating loss has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, including GAAP operating loss. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures, including non-GAAP operating loss, differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP operating loss is presented for supplemental informational purposes only.

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Non-GAAP operating loss	$(118,225)	$(208,861)	$(174,588)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
GAAP operating loss	$(378,416)	$(402,576)	$(267,232)
Stock-based compensation expense	216,870	164,466	87,889
Employer payroll tax on employee stock transactions	3,429	2,235	1,783
Amortization of acquired intangible assets	28,363	22,645	2,972
Acquisition-related compensation	3,043	4,369	—
Inventory write-offs due to restructuring	720	—	—
Other restructuring charges	7,766	—	—
Non-GAAP operating loss	$(118,225)	$(208,861)	$(174,588)
Annualized Recurring Revenue (ARR)
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and consumption and usage-based customers and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms.

	As of January 31,
	2024	2023	2022

	(in thousands)
Annualized recurring revenue	$724,404	$521,652	$277,954
*ARR as of January 31, 2023 and 2022 reflect the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
ARR grew 39% year-over-year to $724.4 million for fiscal 2024, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
As a result of the decline in usage and consumption in the first quarter of fiscal 2024, we changed our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. By making this change, we expect future ARR and revenue growth to be more closely aligned. It should also reduce volatility in ARR compared to the prior methodology where usage and consumption changes could have a magnified impact on ARR. In addition, as part of our quarter-end review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical upsell and renewal recording inaccuracies relating to ARR on certain contracts, which we have corrected. As a result of the change in methodology and correction of historical inaccuracies, we made a one-time adjustment to ARR of $27 million or approximately 5% of total ARR, which we reflected in our total ARR as of January 31, 2023. ARR for the prior periods in fiscal 2023 and 2022 presented above have been adjusted based on the same percentage adjustment rate identified in the first quarter of fiscal 2024. This adjustment to ARR did not impact historical total bookings or revenue.
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

	As of January 31,
	2024	2023	2022

	(in thousands)
Customers with ARR of $100,000 or more	1,133	872	500
*Customers with ARR of $100,000 or more as of January 31, 2023 and 2022 reflect the one-time ARR adjustment of approximately 5% made in the first quarter of fiscal 2024.
Customers with ARR of $100,000 or more grew 30% year-over-year to 1,133 for fiscal 2024, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers. Based on the adjustments to ARR described above, customers with ARR of $100,000 or more for the prior periods presented above have been adjusted accordingly.
Dollar-Based Net Retention Rate (NRR)
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. To calculate NRR, we first determine Prior Period ARR, which is ARR from the population of our customers as of 12 months prior to the end of a particular reporting period. We then calculate Net Retention ARR, which represents the total ARR at the end of a particular reporting period from the same set of customers that is used to determine Prior Period ARR. Net Retention ARR includes any expansion, and is net of contraction and attrition associated with that set of customers. NRR represents the quotient obtained by dividing Net Retention ARR by Prior Period ARR.

	As of January 31,
	2024	2023	2022

Dollar-based net retention rate	114%	132%	129%
Our NRR of 114% was driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. A larger portion of our business mix was driven by new customers in 2024, which will open doors for platform adoption over time. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.

Components of Our Results of Operations
Revenue
We generate substantially all of our revenue from subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such is considered as a series of distinct services. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we i) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), ii) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or iii) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.

We invoice our customers upfront upon signing for the entire term of the contract, periodically, or in arrears. Most of our subscription contracts have a term of one to three years.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform. Cost of revenue also consists of personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of acquired intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, inventory-related costs, and allocated overhead costs.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee salaries, commissions, benefits, bonuses, stock-based compensation, travel and entertainment related expenses, advertising, branding and marketing events, promotions, amortization of acquired customer relationships, and software and subscription services. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of four years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the average contractual term of the renewal.
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
Restructuring
Restructuring charges, related to the Plan, consist primarily of charges related to severance payments, employee benefits, stock-based compensation, and impairment charges related to excess facilities. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and investments.
Interest expense consists primarily of the amortization of the discount related to the Attivo indemnity escrow liability.
Other income (expense), net consists primarily of foreign currency transaction gains and losses and gains and losses on strategic investments.
Provision for (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business, and a one-time benefit from the release of valuation allowance as a result of the Attivo acquisition during fiscal 2023. In connection with our global consolidated losses, we maintain a full valuation allowance against our US and Israel deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Revenue	$621,154	$422,179	$204,799
Cost of revenue(1)	179,281	144,177	81,677
Gross profit	441,873	278,002	123,122
Operating expenses:
Research and development(1)	218,176	207,008	136,274
Sales and marketing(1)	397,160	310,848	160,576
General and administrative(1)	198,247	162,722	93,504
Restructuring(1)	6,706	—	—
Total operating expenses	820,289	680,578	390,354
Loss from operations	(378,416)	(402,576)	(267,232)
Interest income	45,880	21,408	202
Interest expense	(1,216)	(1,830)	(787)
Other income (expense), net	918	(1,293)	(2,280)
Loss before income taxes	(332,834)	(384,291)	(270,097)
Provision for (benefit from) income taxes	5,859	(5,613)	1,004
Net loss	$(338,693)	$(378,678)	$(271,101)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$17,187	$10,093	$3,618
Research and development	61,055	51,771	35,358
Sales and marketing	55,798	40,115	15,460
General and administrative	83,890	62,487	33,453
Restructuring	(1,060)	—	—
Total stock-based compensation expense	$216,870	$164,466	$87,889

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2024	2023	2022

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	29	34	40
Gross profit	71	66	60
Operating expenses:
Research and development	35	49	67
Sales and marketing	64	74	78
General and administrative	32	39	46
Restructuring	1	—	—
Total operating expenses	132	161	191
Loss from operations	(61)	(95)	(130)
Interest income	7	5	—
Interest expense	—	—	—
Other income (expense), net	—	—	(1)
Loss before income taxes	(54)	(91)	(132)
Provision (benefit) for income taxes	1	(1)	—
Net loss	(55)%	(90)%	(132)%

Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$621,154	$422,179	$198,975	47%
Revenue increased by $199.0 million, or 47%, from $422.2 million for fiscal 2023 to $621.2 million for fiscal 2024, primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$179,281	$144,177	$35,104	24%
Gross profit	$441,873	$278,002	$163,871	59%
Gross margin	71%	66%

Cost of revenue increased by $35.1 million from $144.2 million for fiscal 2023 to $179.3 million for fiscal 2024, primarily due to a $23.9 million increase in allocated customer support costs which were mostly personnel-related expenses, a $4.4 million increase in amortization of acquired intangible assets in connection with the Attivo acquisition, $3.0 million increase in amortization of capitalized internal use-software due to the continued investment in our platform, and $2.2 million increase in cloud hosting usage charges to support our expanding business. Gross margin increased from 66% for fiscal 2023 to 71% for fiscal 2024, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$218,176	$207,008	$11,168	5%
Research and development expenses increased from $207.0 million in fiscal 2023 to $218.2 million in fiscal 2024, primarily due to an increase in personnel-related expenses of $29.1 million, including an increase of $9.3 million related to stock-based compensation expense as a result of increased headcount, partially offset by a decrease of $14.2 million incurred in the prior year as a result of the migration of Scalyr into our platform.
Sales and Marketing

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$397,160	$310,848	$86,312	28%
Sales and marketing expenses increased from $310.8 million in fiscal 2023 to $397.2 million in fiscal 2024, primarily due to an increase in personnel-related expenses of $56.9 million, including an increase of $15.7 million in stock-based compensation expense as a result of increased headcount and increase of $7.0 million in commission expense. In addition, there were increases in marketing expenses of $14.5 million due to overall business growth and further investment in marketing activities, and increases in allocated overhead costs of $5.4 million.
General and Administrative

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$198,247	$162,722	$35,525	22%
General and administrative expenses increased from $162.7 million in fiscal 2023 to $198.2 million in fiscal 2024, primarily due to an increase in personnel-related expenses of $33.5 million, including an increase of $21.4 million in stock-based compensation expense as a result of increased headcount, and $9.7 million increase in litigation expenses due to settlements made during the period, partially offset by a $4.8 million decrease in office related expenditures.
Restructuring

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Restructuring	$6,706	$—	$6,706	n/a

Restructuring charges increased by $6.7 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $5.4 million and impairment charges related to excess facilities of $2.4 million, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$45,880	$21,408	$24,472	114%
Interest expense	$(1,216)	$(1,830)	$614	(34)%
Other income (expense), net	$918	$(1,293)	$2,211	(171)%
Interest income increased $24.5 million as a result of higher interest rates on investments. Interest expense decreased due to the amortization of the discount related to Attivo indemnity escrow liability through July 2023. The change in other income (expense), net is primarily due to gains and losses on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes

	Year Ended January 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$5,859	$(5,613)	$11,472	(204)%
The provision for income taxes increased in fiscal 2024, compared to fiscal 2023, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries and a one-time tax benefit from the application of our deferred assets with a full valuation allowance to net deferred tax liability of Attivo acquired intangibles recorded in fiscal 2023.
In connection with the acquisition of Attivo, which closed in May 2022, we recorded a net deferred tax liability primarily attributable to identifiable acquired intangibles. This net deferred tax liability is considered an additional source of income to support the realizability of our deferred tax asset, and as a result we released a portion of the valuation allowance and recorded a one-time discrete tax benefit of $9.7 million in fiscal 2023.
Liquidity and Capital Resources
In July 2021, upon completion of our IPO and the concurrent private placement, we received net proceeds of $1.4 billion, after deducting underwriters’ discounts and commissions and estimated offering expenses of $81.6 million. We did not pay any underwriting discounts or commissions with respect to shares that were sold in the private placement.
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1.3 billion and $1.0 billion as of January 31, 2024 and 2023, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of January 31, 2024 and 2023, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.2 billion, respectively.
In the short term, we believe that our existing cash, cash equivalents, and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. In the long term beyond the next 12 months, our future capital requirements will depend on many factors, including global macroeconomic conditions, our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
We hold our cash, cash equivalents, and investments with a diverse group of banking partners. However, any instability in the US or global banking system or relating to the federal budget may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our platform.
The following table shows a summary of our cash flows for the periods presented:

	Years Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash used in operating activities	$(68,374)	$(193,287)	$(95,588)
Net cash provided by (used in) investing activities	$140,590	$(1,312,666)	$(19,743)
Net cash provided by financing activities	$47,464	$36,308	$1,387,124
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
Cash used in operating activities during fiscal 2024 was $68.4 million, primarily consisting of our net loss of $338.7 million, and $20.2 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $290.5 million. The main drivers of the changes in operating assets and liabilities were a $81.0 million increase in deferred contract acquisition costs, a $61.9 million increase in accounts receivable due to timing of cash received from customers, and a $4.5 million decrease in accounts payable. These amounts were partially offset by a $19.1 million increase in accrued payroll and benefits and a $108.2 million increase in deferred revenue resulting primarily from increased subscription contracts.
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

Investing Activities
Cash provided by investing activities during fiscal 2024 was $140.6 million, consisting of $639.2 million of investment sales and maturities, partially offset by $466.3 million of investment purchases, $14.0 million of capitalized internal-use software costs, $13.6 million of net cash paid for the KSG acquisition, $3.5 million for purchases of intangible assets, and $1.3 million of purchases of property and equipment to support additional office facilities.
Cash used in investing activities during fiscal 2023 was $1.3 billion, consisting of $1.9 billion of investment purchases, $281.0 million of net cash paid for the Attivo acquisition, $13.5 million of capitalized internal-use software costs, and $5.0 million of purchases of property and equipment to support additional office facilities, partially offset by $925.2 million of investment maturities.
Financing Activities
Cash provided by financing activities during fiscal 2024 was $47.5 million, consisting of $28.3 million of proceeds from the exercise of employee stock options and $19.1 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan.
Cash provided by financing activities during fiscal 2023 was $36.3 million, consisting of $19.2 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan, $17.3 million of proceeds from the exercise of stock options, partially offset by $0.2 million of payments of deferred offering costs.
Contractual Obligations and Commitments
Our operating lease obligations as of January 31, 2024 were approximately $25.2 million, with $5.6 million expected to be paid within 12 months and the remainder thereafter. Our operating leases are related to leased office space with expirations through 2029. See Note 8, Leases, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Our purchase obligations as of January 31, 2024 were approximately $808.1 million, with $109.1 million expected to be paid within 12 months and the remainder thereafter.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the US. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
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
Our contracts with customers may contain multiple performance obligations, which are accounted for separately if they are capable of being distinct and are distinct in the context of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on relative standalone selling price. Certain sales arrangements may include variable consideration, which is recorded as part of the transaction price if, in our judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.
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
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2024, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, certificates of deposit, commercial paper, corporate notes and bonds and US government securities. We also had $65.4 million of restricted cash as of January 31, 2024 primarily due to Attivo indemnity escrow liability, and to a lesser extent, outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $4.9 million change in the fair market value of our investment portfolio as of January 31, 2024.

Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the US dollar against other currencies would have resulted in an increase in operating loss of approximately $7.4 million and $9.7 million for fiscal 2024 and 2023, respectively. The hypothetical impact in fiscal 2022 would not have been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company generates substantially all its revenue from subscriptions to its Singularity Platform. This includes subscription, premium support and maintenance and other Singularity Modules, which are distinct performance obligations and are recognized (i) ratably over the subscription term as the performance obligations are satisfied, (ii) based on transaction volume or (iii) based on certain usage-based measures. To determine the amount and pattern of revenue recognition, management identifies and evaluates the relevant contractual terms in its customer contracts based on its accounting policy (collectively “contract terms and conditions”).

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
•We selected a sample of recorded revenue transactions and contracts entered during the year and performed the following procedures:
◦Obtained and read customer source documents and the contract, including master agreements and related amendments, to evaluate if relevant contract terms and conditions have been appropriately identified by management.
◦Evaluated the appropriateness of management’s determination of the impact of those terms and conditions on the amount and pattern of revenue recognition.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2024
We have served as the Company’s auditor since 2018.

SENTINELONE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$256,651	$137,941
Short-term investments	669,305	485,584
Accounts receivable, net	214,322	151,492
Deferred contract acquisition costs, current	54,158	37,904
Prepaid expenses and other current assets	102,895	101,812
Total current assets	1,297,331	914,733
Property and equipment, net	48,817	38,741
Operating lease right-of-use assets	18,474	23,564
Long-term investments	204,798	535,422
Deferred contract acquisition costs, non-current	71,640	55,536
Intangible assets, net	122,903	145,093
Goodwill	549,411	540,308
Other assets	8,033	5,516
Total assets	$2,321,407	$2,258,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,759	$11,214
Accrued liabilities	104,671	100,015
Accrued payroll and benefits	74,345	54,955
Operating lease liabilities, current	4,689	3,895
Deferred revenue, current	399,603	303,200
Total current liabilities	590,067	473,279
Deferred revenue, non-current	114,930	103,062
Operating lease liabilities, non-current	18,239	23,079
Other liabilities	4,128	2,788
Total liabilities	727,364	602,208
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of January 31, 2024 and 2023, and no shares issued and outstanding as of January 31, 2024 and 2023	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of January 31, 2024 and 2023; 269,780,805 and 222,951,206 shares issued and outstanding as of January 31, 2024 and 2023, respectively	27	21
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of January 31, 2024 and 2023; 34,910,917 and 63,812,651 shares issued and outstanding as of January 31, 2024 and 2023, respectively	3	8
Additional paid-in capital	2,934,607	2,663,394
Accumulated other comprehensive loss	(1,550)	(6,367)
Accumulated deficit	(1,339,044)	(1,000,351)
Total stockholders’ equity	1,594,043	1,656,705
Total liabilities and stockholders’ equity	$2,321,407	$2,258,913

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue	$621,154	$422,179	$204,799
Cost of revenue	179,281	144,177	81,677
Gross profit	441,873	278,002	123,122
Operating expenses:
Research and development	218,176	207,008	136,274
Sales and marketing	397,160	310,848	160,576
General and administrative	198,247	162,722	93,504
Restructuring (Note 11)	6,706	—	—
Total operating expenses	820,289	680,578	390,354
Loss from operations	(378,416)	(402,576)	(267,232)
Interest income	45,880	21,408	202
Interest expense	(1,216)	(1,830)	(787)
Other income (expense), net	918	(1,293)	(2,280)
Loss before income taxes	(332,834)	(384,291)	(270,097)
Provision for (benefit from) income taxes	5,859	(5,613)	1,004
Net loss	$(338,693)	$(378,678)	$(271,101)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.15)	$(1.36)	$(1.56)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	294,923,536	277,802,861	174,051,203

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(338,693)	$(378,678)	$(271,101)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investments	4,817	(6,821)	—
Foreign currency translation adjustments	—	—	289
Total comprehensive loss	$(333,876)	$(385,499)	$(270,812)
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	167,058,113	$621,139	39,242,316	$2	$29,869	$165	$(350,572)	$(320,536)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(167,058,113)	(621,139)	169,787,200	10	621,129	—	—	621,139
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts and commissions	—	—	41,678,568	4	1,380,956	—	—	1,380,960
Issuance of common stock upon exercise of options	—	—	9,793,331	10	14,611	—	—	14,621
Issuance of common stock upon exercise of warrants	—	—	940,953	—	—	—	—	—
Vesting of restricted stock units	—	—	15,218	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	381,716	—	11,356	—	—	11,356
Vesting of early exercised options	—	—	—	—	572	—	—	572
Issuance of common stock and awards assumed in connection with acquisition	—	—	7,277,214	1	120,319	—	—	120,320
Issuance of restricted stock awards	—	—	1,315,099	—	—	—	—	—
Stock-based compensation	—	—	—	—	92,668	—	—	92,668
Issuance of restricted stock for services provided	—	—	20,000	—	500	—	—	500
Foreign currency translation adjustments	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(271,101)	(271,101)
Balances as of January 31, 2022	—	$—	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of options	—	—	7,650,525	1	17,334	—	—	17,335
Vesting of restricted stock units	—	—	1,303,854	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,335,183	—	19,159	—	—	19,159
Cancellation of holdback shares	—	—	(9,551)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	103	—	—	103
Issuance of common stock in connection with acquisition	—	—	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	—	—	168,486	—	—	168,486
Other comprehensive loss	—	—	—	—	—	(6,821)	—	(6,821)
Net loss	—	—	—	—	—	—	(378,678)	(378,678)
Balance as of January 31, 2023	—	$—	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of options	—	—	10,298,114	1	28,317	—	—	28,318

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)

Vesting of restricted stock units	—	—	6,021,877	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,607,874	—	19,147	—	—	19,147
Vesting of early exercised options	—	—	—	—	186	—	—	186
Stock-based compensation	—	—	—	—	223,563	—	—	223,563
Other comprehensive income	—	—	—	—	—	4,817	—	4,817
Net loss	—	—	—	—	—	—	(338,693)	(338,693)
Balance as of January 31, 2024	—	$—	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended January 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(338,693)	$(378,678)	$(271,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,912	29,721	7,909
Amortization of deferred contract acquisition costs	48,682	36,417	21,670
Non-cash operating lease costs	4,020	3,559	2,862
Stock-based compensation expense	216,870	164,466	87,889
Accretion of discounts, and amortization of premiums on investments, net	(19,943)	(12,217)	—
Net gain on strategic investments	(2,703)	—	—
Other	4,637	(1,187)	(456)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(61,949)	(44,442)	(59,082)
Prepaid expenses and other current assets	(1,207)	(14,499)	(7,319)
Deferred contract acquisition costs	(81,039)	(61,289)	(53,565)
Accounts payable	(4,499)	3,670	(2,076)
Accrued liabilities	4,271	4,976	18,080
Accrued payroll and benefits	19,140	(7,205)	41,462
Operating lease liabilities	(4,410)	(5,320)	(3,139)
Deferred revenue	108,197	92,496	115,142
Other liabilities	1,340	(3,755)	6,136
Net cash used in operating activities	(68,374)	(193,287)	(95,588)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,304)	(4,953)	(3,653)
Purchases of intangible assets	(3,505)	(407)	(802)
Capitalization of internal-use software	(13,956)	(13,452)	(5,839)
Purchases of investments	(466,253)	(1,938,007)	(6,000)
Sales and maturities of investments	639,193	925,185	—
Cash paid for acquisitions, net of cash and restricted cash acquired	(13,585)	(281,032)	(3,449)
Net cash provided by (used in) investing activities	140,590	(1,312,666)	(19,743)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(186)	(7,416)
Repayment of debt	—	—	(20,000)
Proceeds from exercise of stock options	28,317	17,335	14,622
Proceeds from issuance of common stock under the employee stock purchase plan	19,147	19,159	11,356
Proceeds from initial public offering and private placement, net of underwriting discounts and commissions	—	—	1,388,562
Net cash provided by financing activities	47,464	36,308	1,387,124
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	1,146
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	119,680	(1,469,645)	1,272,939
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	202,406	1,672,051	399,112
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$322,086	$202,406	$1,672,051
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7	$17	$409
Income taxes paid, net of refunds	$5,111	$500	$583
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$6,693	$4,020	$4,779
Property and equipment purchased but not yet paid	$98	$203	$913
Vesting of early exercised stock options	$186	$103	$575
Deferred offering costs accrued but not yet paid	$—	$—	$186

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Issuance of common stock and assumed equity awards in connection with acquisitions	$—	$186,332	$120,319
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$—	$621,139
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (US). The consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, 2023 and 2022 refer to the fiscal years ended January 31, 2024, January 31, 2023 and January 31, 2022, respectively.
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
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue and long-lived assets by geography, see Note 3, Revenue and Contract Balances, and Note 14, Geographic Information, respectively.
Foreign Currency
During fiscal 2022, we changed the functional currency of certain subsidiaries from their respective local currency to the US dollar. The change in functional currency is due to increased exposure to the US dollar as a result of a change in facts and circumstances in the primary economic environment in which these subsidiaries operate. The effects of the change in functional currency were not significant to our consolidated financial statements.
Subsequent to the change, our reporting currency and the functional currency of our foreign subsidiaries is the US dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations and were not material for any periods presented.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Some of our end customers are entitled to receive service level commitment credits, in which we may be contractually obligated to provide partial refunds, and in rare instances, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined guarantees of performance levels or service response affecting the defined guarantees of performance levels or service response rates, and accordingly, estimated refunds related to service level commitment credits in the consolidated financial statements were not material during fiscal 2024, 2023 and 2022.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain arrangements include variable consideration related either to transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we i) recognize revenue as each distinct service period is performed, ii) recognize the estimate of variable consideration ratably over the period to which it relates, or iii) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period.
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
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $18.5 million, $12.3 million, and $8.4 million for fiscal 2024, 2023 and 2022, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We granted certain awards that have both service-based vesting conditions and performance-based vesting conditions. For these awards, we recognize stock-based compensation expense on a graded basis over the total requisite service period for each separately vesting portion of performance tranches where it is probable that the performance-based vesting conditions will be achieved.
We also granted stock option awards with service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer. For these awards, stock-based compensation expense is recognized using the accelerated attribution method over the requisite implied service period when it is probable the performance-based vesting condition will be achieved.
Income Taxes
We are subject to income taxes in the US and other foreign jurisdictions.
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
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may consist of amounts invested in money market funds and certificates of deposit. Restricted cash consists of indemnity escrow funds related to acquisitions and collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current and non-current, are included within prepaid expenses and other current assets and other assets, respectively, on our consolidated balance sheets.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2024	2023
Cash and cash equivalents	$256,651	$137,941
Restricted cash, current	61,264	61,264
Restricted cash, non-current	4,171	3,201
	$322,086	$202,406
Investments
We determine the appropriate classification of our investments at the time of purchase and reevaluate such determination at each balance sheet date. Investments not considered cash equivalents, and with maturities of one year or less from the consolidated balance sheet date, are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments. We classify our investments as available-for-sale securities. Our investments are recorded at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income (loss). When evaluating whether an investment's unrealized losses are related to credit factors, we review factors such as the extent to which fair value is below its cost basis, any changes to the credit rating of the security, adverse conditions specifically related to the security, changes in market interest rates and our intent to sell, or whether it is more likely than not we will be required to sell, before recovery of cost basis. We invest in highly rated securities with a weighted average maturity of 18 months or less. In addition, our investment policy limits the amount of our credit exposure to any one issuer and requires investments to be investment grade, with the primary objective of preserving capital and maintaining liquidity. Fair values were determined for each individual security in the investment portfolio.
We did not identify any credit losses on investments as of January 31, 2024 and 2023. Realized gains and losses on the sale of investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. Realized gains and losses on the sale of investments during fiscal 2024, 2023 and 2022 were not significant.
Strategic Investments
Our strategic investments consist of non-marketable equity and debt investments in privately held companies. We elect to apply the measurement alternative and record non-marketable equity investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable debt securities are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer.
Strategic investments are included within long-term investments on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. During fiscal 2024, the Company recognized impairment charges of $0.8 million and realized gains of $3.5 million on its non-marketable strategic investments. Impairment charges and realized gains on strategic investments were recognized in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during fiscal 2023 and 2022.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, and accounts receivable. We maintain our cash, cash equivalents, restricted cash, and investments with high-credit-quality financial institutions mainly in the US and Israel. We have not experienced any credit losses relating to our cash, cash equivalents, restricted cash, and investments. For accounts receivable, we are exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheets. We perform periodic credit evaluations of our customers and generally do not require collateral.
Channel partners that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	As of January 31,
	2024	2023
Channel partner A	26%	20%
Channel partner B	12%	*
Channel partner C	10%	*
* Less than 10%

There were no end customers that represented 10% or more of accounts receivable as of January 31, 2024 or 2023.

The only channel partner that represented 10% or more of our total revenue for the periods presented was as follows:

	Year Ended January 31,
	2024	2023	2022
Channel partner A	19%	18%	18%
There were no end customers that represented 10% or more of total revenue for fiscal 2024, 2023 and 2022.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. The allowance for doubtful accounts balance was $0.7 million and $0.8 million as of January 31, 2024 and 2023, respectively.
Deferred Contract Acquisition Costs
We capitalize sales commissions and associated payroll taxes, and certain incentives (such as referral fees) paid to partners, that are incremental to obtaining a customer contract, which are recorded as deferred contract acquisition costs on the consolidated balance sheets. Sales commissions for the renewal of a contract are not considered commensurate with commissions paid for the initial contracts, given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid, including certain incentives paid to partners, on a new contract are amortized on a straight-line basis over an estimated period of benefit of four years, while commissions paid on renewal contracts are amortized over the average contractual term of the renewal. We determine the estimated period of benefit based on both quantitative and qualitative factors, including the duration of our relationships with customers and the estimated useful life of our technology. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the consolidated statements of operations.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2024, 2023 and 2022.
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
Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. In fiscal 2024, we recorded a $2.4 million impairment loss related to our excess facilities. No impairment loss was recorded during fiscal 2023 and 2022.
Goodwill is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. The impairment test consists of a qualitative assessment to determine if the quantitative assessment is required. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, net of related income tax effect, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. We did not recognize any impairment of goodwill during fiscal 2024, 2023 and 2022.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
We account for our acquisitions using the acquisition method of accounting. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, forecasted revenue, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations. See Note 4, Acquisitions, for additional information regarding our acquisitions.
Leases
In accordance with ASC Topic 842, Leases, we determine if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized on the consolidated balance sheets at the lease commencement date based on the present value of lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, comprised of maintenance and utilities based on actual usage, are not included in the measurement of operating lease ROU assets and operating lease liabilities and are expensed when the event determining the amount of variable consideration to be paid occurs. When the implicit rate of the leases is not determinable, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease cost for lease payments is recognized on a straight-line basis over the lease term.
We account for lease components and non-lease components as a single lease component. In addition, we do not recognize operating lease ROU assets and operating lease liabilities for leases with lease terms of 12 months or less.
In addition, we sublease certain of our unoccupied facilities to third parties. We recognize sublease income on a straight-line basis over the sublease term.
We did not have any material finance leases during fiscal 2024, 2023 and 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2024		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
US	$397,885	64%	$276,443	65%	$140,034	68%
International	223,269	36	145,736	35	64,765	32
Total	$621,154	100%	$422,179	100%	$204,799	100%
No single country other than the US represented 10% or more of our revenue during fiscal 2024, 2023 and 2022.
Substantially all of our sales are fulfilled through channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $3.8 million and $1.5 million as of January 31, 2024 and 2023, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $514.5 million and $406.3 million as of January 31, 2024 and 2023, respectively. We recognized revenue of $305.7 million, $195.9 million and $95.5 million for fiscal 2024, 2023 and 2022, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
For consumption and usage-based agreements with non-cancelable commitments, remaining performance obligations are determined based on the ratable recognition of the remaining commitment over the remaining contract term. The amount and timing of revenue recognition are generally dependent on customers’ future consumption, which is inherently variable at the customers’ discretion.
As of January 31, 2024, our remaining performance obligations were $896.2 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalized contract costs were $125.8 million and $93.4 million as of January 31, 2024 and 2023, respectively. Amortization expense of contract costs was $48.7 million, $36.4 million, and $21.7 million for fiscal 2024, 2023 and 2022, respectively. We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2024, 2023 and 2022.
4.ACQUISITIONS
KSG
On November 8, 2023, we completed our acquisition of Krebs Stamos Group LLC (KSG), a Washington D.C.-based privately held strategic advisory group. The purchase price of $13.9 million for all of the outstanding membership interests of KSG consisted of all cash and has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.
We recorded $4.8 million of net identifiable assets in our consolidated balance sheet as of the KSG acquisition date, of which $3.2 million was related to intangible assets. The excess of the purchase price over the fair value of net identifiable assets acquired has been assigned to goodwill in the amount of $9.1 million. The goodwill in this transaction is primarily attributable to expected operational synergies and the assembled workforce. The goodwill is expected to be deductible for tax purposes. Intangible assets consist of customer relationships, which will be amortized to sales and marketing expense on a straight-line basis over the estimated useful life of four years. The results of operations of KSG have been included in the consolidated financial statements from the date of acquisition, and would not have had a material impact on our combined results of operation if the acquisition had occurred on February 1, 2022. The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date.
In connection with the acquisition, we also granted PSUs under our 2021 Equity Incentive Plan. For further details, refer to Note 10, Stock-Based Compensation. As the shares are subject to post-acquisition employment, we are accounting for them as post-acquisition compensation expense.
Attivo
On May 3, 2022, we acquired 100% of the issued and outstanding equity securities of Attivo Networks, Inc. (Attivo), an identity security and lateral movement protection company (the Attivo acquisition). Attivo expands our coverage of critical attack surfaces. Identity is an adjacent security solution that complements our core endpoint solution. The Attivo acquisition closed on May 3, 2022 and has been accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.
We had post-combination expense with a fair value of $32.9 million that was not included in the total purchase consideration, which is comprised of 307,396 shares of restricted common stock with an aggregate fair value of $10.0 million, and 378,828 assumed options with an aggregate fair value of $11.5 million. Restricted common stock and assumed options will be recognized as stock-based compensation expense. In addition, in connection with the acquisition, certain employees who were promised compensation related to their previous employment agreements will be paid $11.4 million in cash based on continued employment which will be recognized on a straight-line basis as acquisition-related compensation costs. All post-combination expense is expected to be recognized through May 2026. Post-combination compensation expense is subject to adjustment based on continuing service obligations to us of certain stockholders of Attivo.
In connection with the Attivo acquisition, we also granted RSUs and PSUs under our 2021 Equity Incentive Plan. For further details, refer to Note 10, Stock-Based Compensation.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

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
(1) Consideration calculated using the fair value of our common stock
The valuation of intangible assets acquired are included in Note 7, Intangible Assets.
The excess of the purchase price over the fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits resulting from the Attivo acquisition that will enhance the value of our product for both new and existing customers and strengthen our competitive position. Goodwill is not deductible for tax purposes.
We incurred $5.5 million of transaction expenses in connection with the Attivo acquisition during fiscal 2023. $3.2 million of these costs were recorded as general and administrative expenses in our consolidated statements of operations, with the remainder allocated to purchase price consideration. No transaction expenses in connection with the acquisition were recorded during fiscal 2024.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the acquisition occurred on February 1, 2021 (in thousands):

	Year Ended January 31,
	2023	2022
Revenue	$429,683	$235,321
Net loss	$(393,773)	$(326,829)

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Scalyr
On February 6, 2021, we executed a merger agreement to acquire 100% of the issued and outstanding equity securities of Scalyr, Inc. (Scalyr), a leading cloud-native, cloud-scale data analytics platform. This Scalyr acquisition allows us to advance our data ingestion, search, and retention capabilities. The Scalyr acquisition closed on February 9, 2021. The aggregate consideration transferred was $125.3 million, of which $5.0 million was paid in cash, $106.2 million was comprised of 7,277,214 shares of common stock, and $14.1 million was comprised of assumed options to purchase 2,138,347 shares of common stock. As part of the merger agreement, we entered into non-compete agreements with the founder and the co-founder of Scalyr with a term of three years and a fair value of $0.7 million. The fair value of the non-compete agreements was excluded from the purchase consideration and the net assets acquired, resulting in purchase consideration of $124.6 million.
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
The valuation of intangible assets acquired are included in Note 7, Intangible Assets.
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
In connection with the acquisition, we granted 1,315,099 shares of restricted common stock that vest over a period of two years contingent on continued employment, for which stock-based compensation expense was recognized ratably over the vesting period.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Year Ended January 31,
2022
Revenue	$204,874
Net loss	$(262,145)
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
5.FAIR VALUE MEASUREMENTS
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about our cash, cash equivalents, and investments by investment category for the periods presented (in thousands):

	As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$43,925	$—	$—	$43,925
Money market funds	Level 1	204,481	—	—	204,481
Certificates of deposit	Level 2	8,245	—	—	8,245
Total cash and cash equivalents		$256,651	$—	$—	$256,651
Short-term investments:
US Treasury securities	Level 1	$234,776	$—	$(1,053)	$233,723
Corporate notes and bonds	Level 2	279,248	12	(1,068)	278,192
US agency securities	Level 2	157,873	18	(501)	157,390
Total short-term investments		$671,897	$30	$(2,622)	$669,305
Long-term investments:
US Treasury securities	Level 1	$27,175	$121	$—	$27,296
Corporate notes and bonds	Level 2	69,970	279	(67)	70,182
US agency securities	Level 2	90,924	303	(48)	91,179
Total long-term investments		$188,069	$703	$(115)	$188,657

Total assets measured at fair value		$1,116,617	$733	$(2,737)	$1,114,613

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$35,055	$—	$—	$35,055
Money market funds	Level 1	102,886	—	—	102,886
Total cash and cash equivalents		$137,941	$—	$—	$137,941
Short-term investments:
US Treasury securities	Level 1	$144,392	$1	$(501)	$143,892
Commercial paper	Level 2	230,305	30	(667)	229,668
Corporate notes and bonds	Level 2	38,443	15	(148)	38,310
US agency securities	Level 2	74,060	3	(349)	73,714
Total short-term investments		$487,200	$49	$(1,665)	$485,584
Long-term investments:
US Treasury securities	Level 1	$192,337	$—	$(2,460)	$189,877
Corporate notes and bonds	Level 2	233,946	178	(2,029)	232,095
US agency securities	Level 2	101,844	27	(921)	100,950
Total long-term investments		$528,127	$205	$(5,410)	$522,922

Total assets measured at fair value		$1,153,268	$254	$(7,075)	$1,146,447

There were no transfers between the levels of the fair value hierarchy during fiscal 2024, 2023 and 2022. As of January 31, 2024, all of our investments will mature within two years.
As of January 31, 2024, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the years ended January 31, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors. As of January 31, 2024, we had $2.1 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $437.2 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer (measurement alternative) and were $16.1 million and $12.5 million as of January 31, 2024 and 2023, respectively.
During the year ended January 31, 2024, the Company recognized impairment charges on its non-marketable strategic investments of $0.8 million. During the year ended January 31, 2024, the Company recognized realized gains of $3.5 million on its non-marketable strategic investments. Impairment charges and realized gains on strategic investments were recognized in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2024	2023
Office furniture and fixtures	$2,078	$2,110
Computers, software, and equipment	4,999	4,603
Capitalized internal-use software	54,325	34,753
Leasehold improvements	12,551	13,188
Construction in progress	21	3
Total property and equipment	73,974	54,657
Less: Accumulated depreciation and amortization	(25,157)	(15,916)
Total property and equipment, net	$48,817	$38,741
We capitalized internal-use software costs of $20.7 million, $17.5 million and $10.6 million during fiscal 2024, 2023 and 2022, respectively.
Depreciation and amortization expense related to property and equipment was $10.0 million, $6.7 million and $4.6 million for fiscal 2024, 2023 and 2022, respectively, including amortization expense related to capitalized internal-use software of $7.1 million, $4.1 million and $2.1 million for fiscal 2024, 2023 and 2022, respectively.
7.INTANGIBLE ASSETS
Intangible assets, net as of January 31, 2024 and 2023 consisted of the following (in thousands):

	As of January 31,
	2024	2023
Developed technology	$78,700	$78,700
Customer relationships	82,300	79,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,016	1,501
Total finite-lived intangible assets	177,916	171,201
Less: accumulated amortization	(55,268)	(26,363)
Total finite-lived intangible assets, net	$122,648	$144,838
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$122,903	$145,093
Amortization expense of intangible assets was $28.9 million, $23.0 million, and $3.3 million for fiscal 2024, 2023, and 2022, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2024, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
2025	$25,412
2026	23,975
2027	23,975
2028	14,215
2029	8,373
Thereafter	26,698
Total	$122,648
8.LEASES
We have entered into real estate operating lease agreements with various expiration dates through 2029, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases. Our lease terms include options to extend the lease if they are reasonably certain of being exercised. Our operating lease arrangements do not contain any restrictive covenants or residual value guarantees.
Supplemental cash flow information related to our operating leases for fiscal 2024, 2023, and 2022 as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2024 and 2023 were as follows:

	Year Ended January 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$4,987	$5,266	$4,596
Operating lease ROU assets obtained in exchange for operating lease liabilities	$616	$3,224	$8,558

	As of January 31,
	2024	2023
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	4.53	5.55
Weighted-average discount rate	4.2%	4.2%
The components of lease costs, net of sublease income, consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Operating lease costs	$4,855	$4,905	$4,027
Short-term lease costs	19	771	2,248
Variable lease costs	1,323	1,886	1,124
Sublease income	(941)	(700)	(563)
Total lease costs	$5,256	$6,862	$6,836

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maturities of our operating lease liabilities as of January 31, 2024 were as follows (in thousands):

Fiscal Year Ending January 31,	Amount
2025	$5,565
2026	5,684
2027	5,571
2028	5,574
2029	2,687
Thereafter	155
Total operating lease payments	$25,236
Less: Imputed interest	(2,308)
Present value of operating lease liabilities	$22,928
9.COMMON STOCK
We have two classes of common stock: Class A common stock and Class B common stock. In connection with our IPO, we amended and restated our certificate of incorporation and authorized 1,500,000,000 shares of Class A common stock and 300,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to twenty votes. Class A and Class B common stock each have a par value of $0.0001 per share, and are referred to collectively as our common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock at the earlier of: (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (such calculations shall include shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (such calculation shall include shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten.
Our common stock reserved for future issuance on an as-converted basis as of January 31, 2024 and 2023 were as follows:

	As of January 31,
	2024	2023
Stock options outstanding	21,159,850	32,446,814
RSUs and PSUs outstanding	27,406,457	14,409,166
ESPP reserved for future issuance	9,303,700	8,043,936
2021 Plan available for future grants	36,450,021	40,175,515
Total shares of common stock reserved	94,320,028	95,075,431

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023
Cost of revenue	$17,187	$10,093
Research and development	61,055	51,771
Sales and marketing	55,798	40,115
General and administrative	83,890	62,487
Restructuring	(1,060)	—
Total	$216,870	$164,466
2021 Equity Incentive Plan
In May 2021, our board of directors and in June 2021, our stockholders approved our 2021 Equity Incentive Plan (2021 Plan) as a successor to our 2013 Equity Incentive Plan (2013 Plan) and 2011 Stock Incentive Plan (2011 Plan) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, restricted stock units (RSUs), and performance stock units (PSUs). A total of 35,281,596 shares of Class A common stock were initially available for issuance under the 2021 Plan. Our compensation committee administers the 2021 Plan. The number of shares of our Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2022, equal to the lesser of: (i) five percent (5%) of the aggregate number of outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.
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
Restricted Stock Units and Performance Stock Units
A summary of our RSU and PSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	14,409,166	$27.37
Granted	22,822,240	17.17
Released	(6,021,877)	25.15
Forfeited	(3,803,072)	22.17
Outstanding as of January 31, 2024	27,406,457	$20.08
As of January 31, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $482.6 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.95 years.
As of January 31, 2024, we had unrecognized stock-based compensation expense related to unvested PSUs of $3.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.13 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2024, we granted PSUs covering 1,133,455 shares of Class A common stock at target to certain executives subject to service-based and performance-based vesting conditions. As of January 31, 2024, the financial performance metrics have not been achieved. As such, we have not recorded any stock-based compensation expense and have no unrecognized stock-based compensation expense related to these PSUs.
In November 2023, we granted 312,686 PSUs with a grant date fair value of $5.4 million subject to service-based and performance-based vesting conditions to retain the services of certain former KSG employees. These PSUs will vest 100% upon the achievement of certain financial performance and integration milestone events, subject to the employees’ continued service to us from the grant date through the milestone events or target dates. For further details, refer to Note 4, Acquisitions.
Stock Option Information
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2023	32,446,814	$4.71	6.52	$337,214
Granted	—	—
Exercised	(10,298,114)	2.75
Forfeited	(988,850)	5.60
Outstanding as of January 31, 2024	21,159,850	$5.63	6.25	$447,989
Expected to vest as of January 31, 2024	21,159,850	$5.63	6.25	$447,989
Vested and exercisable as of January 31, 2024	15,633,560	$4.51	5.96	$348,522
There were no options granted during fiscal 2024 and 2023. The weighted-average grant-date fair value of options granted during fiscal 2022 was $13.14 per share.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $170.1 million, $173.0 million and $333.7 million, respectively.
As of January 31, 2024, we had unrecognized stock-based compensation expense related to unvested options of $51.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.85 years.
Milestone Options
In March 2021, we granted 1,404,605 options to purchase shares of common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of i) our IPO (the performance-based vesting condition), which was completed in June 2021, and ii) the achievement of a certain market capitalization target (the market-based vesting condition), subject to the executive’s continued service to us from the grant date through the milestone event. As of January 31, 2024, the market capitalization target has not yet been achieved, and therefore, these milestone options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
We recorded stock-based compensation expense related to these milestone options of $3.6 million, $3.6 million, and $3.1 million during fiscal 2024, 2023, and 2022, respectively. As of January 31, 2024, we had unrecognized stock-based compensation expense related to unvested milestone options of $9.1 million, that is expected to be recognized over the remaining implied service period of 2.6 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Common Stock
In connection with the Attivo acquisition, we issued restricted Class A common stock to Attivo’s employees. We recorded stock-based compensation expense related to these restricted shares in connection with the Attivo acquisition of $0.7 million and $1.0 million during fiscal 2024 and 2023, respectively. As of January 31, 2024, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $0.3 million.
In connection with the Scalyr acquisition, we granted 1,315,099 shares of restricted common stock. We recorded stock-based compensation expense related to restricted common stock in connection with the Scalyr acquisition of $0.2 million, $8.5 million, and $10.9 million during fiscal 2024, 2023, and 2022, respectively. As of January 31, 2024, this restricted common stock has fully vested.
Employee Stock Purchase Plan (ESPP)
In May 2021, our board of directors, and in June 2021, our stockholders approved our ESPP, which became effective on the date of effectiveness of our Final Prospectus, or June 29, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 7,056,319 shares of common stock to eligible employees. The number of shares reserved for issuance and sale under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2022 for the first ten calendar years after the first offering date, in an amount equal to (i) 1% of the aggregate number of outstanding shares of all class our common stock on the last day of the immediately preceding fiscal year, or (ii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for six-month offering periods beginning January 6 and July 6 of each year, with each offering period consisting of single six-month purchase periods, except for the initial offering period which began on July 1, 2021, and ended on July 5, 2023. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of i) the fair market value of our common stock as of the beginning of the offering period or ii) the fair market value of our common stock on the purchase date, as defined in the ESPP, except for the initial offering period that had a 24-month look back to the IPO price of $35.
The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights using the Black-Scholes option pricing model for the periods presented:

	Year Ended January 31,
	2024	2023
Expected term (in years)	0.5	0.5 - 1.0
Expected volatility	55% - 85%	72% - 96%
Risk-free interest rate	5.2% - 5.5%	2.6% - 4.8%
Dividend yield	—%	—%
We recognized stock-based compensation expense related to ESPP of $11.7 million, $12.7 million, and $5.5 million during fiscal 2024, 2023, and 2022, respectively.
Modifications
During fiscal 2024 and 2023, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). The Management Transitions have been accounted for as modifications, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During fiscal 2024 and 2023, we recognized an incremental charge of $6.2 million and $4.5 million, respectively, related to the Management Transitions.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.RESTRUCTURING
In June 2023, we announced a restructuring plan (the Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $7.4 million in charges in connection with the Plan in fiscal 2024, which consists of $5.4 million in charges related to severance payments and employee benefits, $2.4 million of impairment charges related to excess facilities, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal of certain stock-based compensation expense. Note that the charges related to inventory write-offs are recognized as cost of sales and not restructuring operating expenses in our consolidated financial statements of operations. These costs were paid as of January 31, 2024. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space.
12.INCOME TAXES
Our loss before provision for income taxes for fiscal 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Domestic	$(406,151)	$(432,235)	$(274,270)
Foreign	73,317	47,944	4,173
Loss before provision for income taxes	$(332,834)	$(384,291)	$(270,097)
The components of provision for income taxes for fiscal 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current:
State	$150	$53	$82
Foreign	5,168	3,661	1,011
Total current	5,318	3,714	1,093
Deferred:
Federal	—	(6,754)	—
State	—	(2,913)	—
Foreign	541	340	(89)
Total deferred	541	(9,327)	(89)
Total provision for income taxes	$5,859	$(5,613)	$1,004

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the expected provision for (benefit from) income taxes at the statutory federal income tax rate to our recorded provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Benefit from income taxes at US federal statutory rate	$(69,895)	$(80,701)	$(56,720)
State taxes, net of federal benefit	150	53	82
Foreign tax rate differential	23,179	10,140	(1,297)
Stock-based compensation	12,367	2,734	(23,442)
Non-deductible expenses	1,390	1,780	322
Research and development credits	(2,251)	(688)	(20)
Change in valuation allowance	40,525	60,145	81,739
Other	394	924	340
Total provision for (benefit from) income taxes	$5,859	$(5,613)	$1,004
Significant components of our net deferred tax assets and liabilities as of January 31, 2024 and 2023 consisted of the following (in thousands):

	As of January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$226,971	$228,400
Research and development expenses	106,257	72,432
Deferred revenue	36,199	25,643
Accruals and reserves	9,265	6,215
Operating lease liabilities	7,492	9,139
Stock-based compensation	14,300	17,528
Other	7,111	2,622
Gross deferred tax assets	407,595	361,979
Valuation allowance	(340,951)	(291,751)
Total deferred tax assets	66,644	70,228
Deferred tax liabilities:
Acquired intangibles, property and equipment	(28,652)	(37,170)
Deferred contract acquisition costs	(30,423)	(22,868)
Operating lease right-of-use assets	(6,582)	(8,162)
Other	(1,782)	(2,279)
Total deferred tax liabilities	(67,439)	(70,479)
Net deferred tax assets (liabilities)	$(795)	$(251)
Based upon available objective evidence, we believe it is more likely than not that the US and Israel net deferred tax assets will not be fully realizable. Accordingly, we have established a valuation allowance for the US and Israel gross deferred tax assets. As of January 31, 2024 and 2023, we had a valuation allowance of $341.0 million and $291.8 million, respectively, against our deferred tax assets. During fiscal 2024 and 2023, total valuation allowance increased by $49.2 million and $72.8 million, respectively, primarily due to additional net operating losses.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2024, we had federal net operating loss carryforwards of $721.2 million, which will begin to expire in 2031, and state net operating loss carryforwards of $390.6 million, which will begin to expire in 2025. We also had foreign net operating loss carryforwards of $202.8 million, which do not expire.
In addition, we had federal research and development credit carryforwards of $5.9 million, which will begin to expire in 2037, and state research and development credit carryforwards of $2.9 million, which do not expire.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of certain foreign subsidiaries of us as of January 31, 2024 and 2023 due to our intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
We file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. Our tax years generally remain open and subject to examination by federal, state, or foreign tax authorities. We are currently under examination by the Israel Tax Authorities for the 2017 through 2021 tax years. We are not currently under audit in any other tax jurisdictions.
The changes in the gross amount of unrecognized tax benefits consisted of the following (in thousands):

	As of January 31,
	2024	2023	2022
Balance at beginning of year	$1,013	$566	$534
Gross increases for tax positions of current year	1,027	447	32
Gross increases for tax positions of prior year	157	—	—
Balance at end of year	$2,197	$1,013	$566
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(338,693)	$(378,678)	$(271,101)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	294,923,536	277,802,861	174,051,203
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.15)	$(1.36)	$(1.56)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of January 31,
	2024	2023	2022
Stock options	21,159,850	32,446,814	42,422,473
RSUs and PSUs	27,406,457	14,409,166	1,770,304
ESPP	107,924	134,469	52,381
Shares subject to repurchase	16,543	178,308	20,091
Restricted common stock	10,621	451,444	1,142,496
Contingently issuable shares	—	—	1,317,089
Total	48,701,395	47,620,201	46,724,834
14.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, by geography were as follows (in thousands):

	As of January 31,
	2024	2023
US	$40,067	$27,990
Israel	21,806	27,625
Rest of world	5,418	6,690
Total	$67,291	$62,305
Revenue by geography is presented in Note 3, Revenue and Contract Balances.
15.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Litigation
On June 6, 2023, a securities class action was filed against the Company, its Chief Executive Officer and its Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleges that defendants made false or misleading statements about the Company's business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Lead plaintiff filed an amended complaint on December 18, 2023. Defendants moved to dismiss the amended complaint on February 16, 2024. We believe the case is without merit and intend to defend the suit vigorously.
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
Derivative Litigation
On January 10, 2024, a shareholder derivative complaint was filed, naming the Company’s Board of Directors, its Chief Executive Officer and its Chief Financial Officer as defendants, and the Company as nominal defendant. The action was filed in the United States District Court, District of Delaware, and is captioned Stochevski v. Weingarten, et al., Case No. 4:24-cv-00024. The complaint alleges that the director and officer defendants breached their fiduciary duties by making or failing to correct false or misleading statements about the Company’s business, operations and prospects, including its annual recurring revenues and internal controls.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated balance sheets as of January 31, 2024 and 2023.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
16.EMPLOYEE BENEFIT PLAN
Our US employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. We made $2.6 million and $2.8 million in matching contributions for fiscal 2024 and 2023, respectively. There were no matching contributions for fiscal 2022.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. For fiscal 2024, 2023, and 2022, we recorded $3.5 million, $3.9 million, and $3.7 million, respectively, in severance expenses related to these employees.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.SUBSEQUENT EVENTS
On February 1, 2024, we completed the acquisition of PingSafe Pte. Ltd. (PingSafe) to provide customers better automation across their entire cloud footprint. We acquired 100% of the shares of PingSafe for total consideration of approximately $57.5 million in cash and 2,354,607 shares of our Class A common stock, subject to customary adjustments set forth in the purchase agreement.
On February 1, 2024, we acquired 100% of the issued and outstanding equity securities of Stride Security Ltd. (Stride), a security automation company. The aggregate consideration for the Stride acquisition is approximately $7.5 million in cash, subject to customary adjustments. In addition, approximately $7.5 million will be earned over three years, subject to continued employment.
The PingSafe and Stride acquisitions will be accounted for as business combinations in accordance with ASC Topic 805, Business Combinations and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the date of acquisition. We are currently working on the preliminary purchase price allocations and expect them to be completed in the first quarter of fiscal 2025.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2024, of the Company and our report dated March 27, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2024

ITEM 9B. OTHER INFORMATION
Our directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are generally only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the fourth quarter of fiscal 2024, one of our Section 16 officers adopted a new Rule 10b5-1 Plan. The Weingarten Plan (as defined below) was entered into during an open trading window in accordance with our Insider Trading Policy.
On January 11, 2024, Tomer Weingarten, our President, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 Plan (the Weingarten Plan) providing for the potential sale of shares of Class A common stock owned by Mr. Weingarten, including 64,744 shares of Class A common stock and 2,126,368 shares underlying vested stock options for Class B common stock so long as the market price of our Class A common stock is higher than certain minimum threshold prices specified in the Weingarten Plan between an estimated start date of May 9, 2024 and April 24, 2025. Additionally, the Weingarten Plan provides for the potential sale of shares of Class A common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Weingarten Plan, can only be determined upon the occurrence of the future vesting events. The Weingarten Plan is scheduled to expire on April 30, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive Proxy Statement for our 2024 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of SentinelOne, Inc.	10-K	001-40531	3.1	April 7, 2022
3.2	Amended and Restated Bylaws of SentinelOne, Inc.	8-K	001-40531	3.1	December 13, 2022
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
4.2	Description of Registrant’s securities.	10-K	001-40531	4.2	April 7, 2022
4.3	Amended and Restated Investors’ Rights Agreement among SentinelOne, Inc. and certain holders of capital stock, dated October 28, 2020.	S-1	333-256761	4.2	June 3, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021
10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.5†	Confirmatory Employment Letter between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.8	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Ric Smith, dated May 28, 2021.	10-K	001-40531	10.7	April 7, 2022
10.7†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Keenan Conder, effective June 24, 2021.	10-K	001-40531	10.8	April 7, 2022
10.8†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021

10.9†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.12	June 21, 2021
10.10†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Ric Smith.	10-K	001-40531	10.12	April 7, 2022
10.11†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Narayanan ‘Vats’ Srivatsan, effective February 26, 2022.	10-K	001-40531	10.13	March 29, 2023
10.12†	SentinelOne Global Corporate Cash Bonus Plan as amended effective August 1, 2022.	10-Q	001-40531	10.3	June 1, 2023
10.13†	2021 Equity Incentive Plan Global Notice of Restricted Stock Unit Award, as amended.	10-Q	001-40531	10.1	December 5, 2023
10.14	Office Lease, by and between SIC-Mountain Bay Plaza, LLC and SentinelOne, Inc. and Silicon Valley Bank dated as of June 9, 2020, as amended.	S-1	333-256761	10.7	June 3, 2021
10.15†	2021 Equity Incentive Plan Global Notice of Performance Stock Unit Award
21.1	List of Subsidiaries of SentinelOne, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SentinelOne, Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 27th day of March, 2024.

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

Signature	Title	Date

/s/ Tomer Weingarten	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 27, 2024
Tomer Weingarten

/s/ David Bernhardt	Chief Financial Officer (Principal Financial Officer)	March 27, 2024
David Bernhardt

/s/ Robin Tomasello	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2024
Robin Tomasello

/s/ Charlene T. Begley	Director	March 27, 2024
Charlene T. Begley

/s/ Aaron Hughes	Director	March 27, 2024
Aaron Hughes

/s/ Mark S. Peek	Director	March 27, 2024
Mark S. Peek

/s/ Ana Pinczuk	Director	March 27, 2024
Ana Pinczuk

/s/ Daniel Scheinman	Director	March 27, 2024
Daniel Scheinman

/s/ Teddie Wardi	Director	March 27, 2024
Teddie Wardi