Form 10-Q
period 2024-04-30
SentinelOne, Inc.
filed 2024-05-30
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2024, the registrant had 286,659,799 shares of Class A common stock and 26,212,113 shares of Class B common stock outstanding.

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
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States (U.S.) and internationally;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	April 30,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$198,716	$256,651
Short-term investments	574,488	669,305
Accounts receivable, net	133,773	214,322
Deferred contract acquisition costs, current	55,385	54,158
Prepaid expenses and other current assets	103,577	102,895
Total current assets	1,065,939	1,297,331
Property and equipment, net	57,052	48,817
Operating lease right-of-use assets	17,516	18,474
Long-term investments	336,469	204,798
Deferred contract acquisition costs, non-current	70,335	71,640
Intangible assets, net	126,842	122,903
Goodwill	629,636	549,411
Other assets	5,941	8,033
Total assets	$2,309,730	$2,321,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,202	$6,759
Accrued liabilities	105,481	104,671
Accrued payroll and benefits	55,429	74,345
Operating lease liabilities, current	4,682	4,689
Deferred revenue, current	391,254	399,603
Total current liabilities	566,048	590,067
Deferred revenue, non-current	101,843	114,930
Operating lease liabilities, non-current	16,764	18,239
Other liabilities	9,455	4,128
Total liabilities	694,110	727,364
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 285,332,523 and 269,780,805 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	29	27
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 26,223,766 and 34,910,917 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	3	3
Additional paid-in capital	3,027,530	2,934,607
Accumulated other comprehensive loss	(2,793)	(1,550)
Accumulated deficit	(1,409,149)	(1,339,044)
Total stockholders’ equity	1,615,620	1,594,043
Total liabilities and stockholders’ equity	$2,309,730	$2,321,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended April 30,
	2024	2023
Revenue	$186,355	$133,393
Cost of revenue	50,137	42,583
Gross profit	136,218	90,810
Operating expenses:
Research and development	58,321	55,263
Sales and marketing	115,830	99,171
General and administrative	42,667	51,753
Total operating expenses	216,818	206,187
Loss from operations	(80,600)	(115,377)
Interest income	12,082	10,535
Interest expense	(36)	(607)
Other expense, net	(39)	(359)
Loss before income taxes	(68,593)	(105,808)
Provision for income taxes	1,512	1,061
Net loss	$(70,105)	$(106,869)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.23)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	309,547,693	288,300,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended April 30,
	2024	2023
Net loss	$(70,105)	$(106,869)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(1,243)	754
Total comprehensive loss	$(71,348)	$(106,115)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended April 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	2,345,516	1	6,554	—	—	6,555
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units	2,183,744	—	—	—	—	—
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	62,631	—	—	62,631
Other comprehensive loss	—	—	—	(1,243)	—	(1,243)
Net loss	—	—	—	—	(70,105)	(70,105)
Balance as of April 30, 2024	311,556,289	$32	$3,027,530	$(2,793)	$(1,409,149)	$1,615,620

	Three Months Ended April 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	3,701,792	—	9,762	—	—	9,762
Vesting of restricted stock units	759,416	—	—	—	—	—
Vesting of early exercised stock options	—	—	49	—	—	49
Stock-based compensation	—	—	56,773	—	—	56,773
Other comprehensive income	—	—	—	754	—	754
Net loss	—	—	—	—	(106,869)	(106,869)
Balance as of April 30, 2023	291,225,065	$29	$2,729,978	$(5,613)	$(1,107,220)	$1,617,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended April 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(70,105)	$(106,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,691	9,115
Amortization of deferred contract acquisition costs	15,284	10,740
Non-cash operating lease costs	957	943
Stock-based compensation expense	58,553	55,549
Accretion of discounts, and amortization of premiums on investments, net	(3,628)	(5,167)
Other	1,551	939
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	80,911	23,583
Prepaid expenses and other assets	3,904	3,237
Deferred contract acquisition costs	(15,207)	(12,091)
Accounts payable	2,368	1,127
Accrued liabilities	(2,515)	1,392
Accrued payroll and benefits	(18,897)	(10,917)
Operating lease liabilities	(1,481)	(1,110)
Deferred revenue	(22,108)	2,237
Other liabilities	1,725	(767)
Net cash provided by (used in) operating activities	42,003	(28,059)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(886)	(462)
Purchases of intangible assets	(73)	(173)
Capitalization of internal-use software	(7,361)	(2,912)
Purchases of investments	(246,965)	(150,639)
Sales and maturities of investments	210,574	185,296
Cash paid for acquisition, net of cash acquired	(61,553)	—
Net cash (used in) provided by investing activities	(106,264)	31,110
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of early exercised stock options	(21)	—
Proceeds from exercise of stock options	6,554	9,762
Net cash provided by financing activities	6,533	9,762
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(57,728)	12,813
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	322,086	202,406
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$264,358	$215,219
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,492	$148
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$4,078	$1,224
Property and equipment purchased but not yet paid	$147	$—
Vesting of early exercised stock options	$—	$49
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 27, 2024 (Annual Report).
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the three months ended April 30, 2024, as compared to the use of estimates disclosed in our Annual Report.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU.
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
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue by geography, see Note 3, Revenue and Contract Balances.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Cash and cash equivalents	$198,716	$256,651
Restricted cash, current	62,523	61,264
Restricted cash, non-current	3,119	4,171
	$264,358	$322,086
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2024		Three Months Ended April 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
United States	$118,242	63%	$86,113	65%
International	68,113	37	47,280	35
Total	$186,355	100%	$133,393	100%
No single country other than the United States represented 10% or more of our revenue during the three months ended April 30, 2024 and 2023.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $4.5 million and $3.8 million as of April 30, 2024 and January 31, 2024, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $493.1 million and $514.5 million as of April 30, 2024 and January 31, 2024, respectively. We recognized revenue of $148.0 million and $100.3 million during the three months ended April 30, 2024 and 2023, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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

As of April 30, 2024, our remaining performance obligations were $874.9 million, of which we expect to recognize 89% as revenue over the next 24 months, with the remainder to be recognized thereafter.
4.ACQUISITIONS
PingSafe
On February 1, 2024, we completed our acquisition of PingSafe Pte. Ltd. (PingSafe) to provide customers with a fully integrated platform that drives better automation across their entire cloud footprint. We acquired 100% of the shares of PingSafe for total consideration of approximately $59.2 million in cash and 2,354,607 shares of our Class A common stock. The acquisition was accounted for as business combinations in accordance with ASC Topic 805, Business Combinations (ASC Topic 805).
The purchase price of the acquisition amounted to $83.0 million, which was primarily allocated to intangible assets of $11.3 million and goodwill of $72.9 million. We had post-combination expense with a fair value of $46.9 million that was not included in the purchase price for the acquisition, which is comprised of 1,497,212 shares of restricted common stock with an aggregate fair value of $41.2 million, and 214,976 assumed options with an aggregate fair value of $5.7 million of post-combination expense and $0.2 million included in the purchase price. Restricted common stock and assumed options will be recognized as stock-based compensation expense. All post-combination expense is expected to be recognized through February 2028. Post-combination compensation expense is subject to adjustment based on continuing service obligations to us of certain stockholders of PingSafe.
In connection with the acquisition of PingSafe, we also granted restricted stock units (RSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 7, Stock-Based Compensation.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the preliminary allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Consideration:
Cash	$56,789
Common stock (2,354,607 shares)(1)	23,570
Assumed options	169
Holdback subject to indemnification claims	2,452
Fair value of total consideration transferred	82,980

Cash and cash equivalents	$2,003
Accounts receivable	542
Prepaid expenses and other current assets	331
Intangible assets	11,300
Accrued payroll and benefits	(2)
Accrued liabilities	(590)
Deferred revenue	(671)
Other long-term liabilities	(2,820)
Total identifiable net assets and liabilities	10,093
Goodwill	72,887
Total purchase consideration	82,980
(1) Consideration calculated using the fair value of our Class A common stock. The fair value of the 2,354,607 shares of Class A common stock issued as part of the consideration paid for PingSafe was determined on the basis of the closing market price of our Class A common stock on the acquisition date.
The excess of the purchase price over the fair value of net tangible and intangible assets acquired has been assigned to goodwill. Goodwill represents the future benefits resulting from the acquisition that will enhance the value of our platform for both new and existing customers and strengthen our competitive position.
The following table sets forth the preliminary amounts allocated to the intangible assets identified as of the date of acquisition, their estimated useful lives, and the amortization classification in the condensed consolidated statements of operations:

	Fair Value	Useful Life	Amortization classification
	(in thousands)	(in years)
Customer relationships	$2,700	7	Sales and marketing
Developed technology	8,600	5	Cost of revenue
Total intangible assets acquired	$11,300

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stride
On February 1, 2024, we acquired 100% of the issued and outstanding equity securities of Stride Security Ltd. (Stride), a security automation company, to add hyper-automation across our Singularity platform. The acquisition was accounted for as business combinations in accordance with ASC Topic 805.
The purchase price of the acquisition amounted to $7.5 million, which was primarily allocated to developed technology of $0.4 million and goodwill of $7.3 million. Goodwill represents the future benefits as a result of the acquisition that will enhance our product available to both new and existing customers and increase our competitive position. Developed technology will be amortized to cost of revenue on a straight-line basis over the estimated useful life of five years.
We have incurred $1.9 million and $0.6 million of transaction expenses in connection with the PingSafe and Stride acquisitions, respectively, during the three months ended April 30, 2024. The costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date. The goodwill acquired in both acquisitions are not deductible in local jurisdictions.
The results of operations of PingSafe and Stride have been included in the condensed consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operation if the acquisitions had occurred on February 1, 2023.
The pro forma impact of all business combinations completed during the three months ended April 30, 2024 was not material to our historical consolidated operating results and is therefore not presented, except for stock-based compensation expense related to restricted common stock issued in connection with the acquisition of PingSafe as disclosed in Note 7, Stock-Based Compensation. During the three months ended April 30, 2024, we recorded $4.2 million of stock-based compensation expense related to the PingSafe acquisition.
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Developed technology	$87,700	$78,700
Customer relationships	85,000	82,300
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,079	5,016
Total finite-lived intangible assets	189,679	177,916
Less: accumulated amortization	(63,092)	(55,268)
Total finite-lived intangible assets, net	$126,587	$122,648
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$126,842	$122,903
Amortization expense of intangible assets was $7.7 million and $7.0 million for the three months ended April 30, 2024 and 2023, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of April 30, 2024, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2025	$19,786
2026	26,166
2027	26,166
2028	16,407
2029	10,571
Thereafter	27,491
Total	$126,587
6.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of April 30, 2024 and January 31, 2024 (in thousands):

	As of April 30, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$93,033	$—	$—	$93,033
Money market funds	Level 1	105,683	—	—	105,683
Total cash and cash equivalents		$198,716	$—	$—	$198,716
Short-term investments:
U.S. Treasury securities	Level 1	$187,909	$—	$(586)	$187,323
Corporate notes and bonds	Level 2	232,901	1	(960)	231,942
U.S. agency securities	Level 2	155,802	2	(581)	155,223
Total short-term investments		$576,612	$3	$(2,127)	$574,488
Long-term investments:
U.S. Treasury securities	Level 1	$86,966	$—	$(246)	$86,720
Corporate notes and bonds	Level 2	151,624	8	(623)	151,009
U.S. agency securities	Level 2	80,591	—	(260)	80,331
Total long-term investments		$319,181	$8	$(1,129)	$318,060

Total assets measured at fair value		$1,094,509	$11	$(3,256)	$1,091,264

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$43,925	$—	$—	$43,925
Money market funds	Level 1	204,481	—	—	204,481
Certificates of deposit	Level 2	8,245	—	—	8,245
Total cash and cash equivalents		$256,651	$—	$—	$256,651
Short-term investments:
U.S. Treasury securities	Level 1	$234,776	$—	$(1,053)	$233,723
Corporate notes and bonds	Level 2	279,248	12	(1,068)	278,192
U.S. agency securities	Level 2	157,873	18	(501)	157,390
Total short-term investments		671,897	30	(2,622)	669,305
Long-term investments:
U.S. Treasury securities	Level 1	$27,175	$121	$—	$27,296
Corporate notes and bonds	Level 2	69,970	279	(67)	70,182
U.S. agency securities	Level 2	90,924	303	(48)	91,179
Total long-term investments		$188,069	$703	$(115)	$188,657

Total assets measured at fair value		$1,116,617	$733	$(2,737)	$1,114,613
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of April 30, 2024, all of our investments will mature within 2 years.
There were no transfers between the levels of the fair value hierarchy during the three months ended April 30, 2024 and 2023.
As of April 30, 2024, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three months ended April 30, 2024 and 2023, we did not recognize any losses on our investments due to credit-related factors. As of April 30, 2024, we had $1.4 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $333.4 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer (the Measurement Alternative) and were $18.4 million and $16.1 million as of April 30, 2024 and January 31, 2024, respectively.
The Company incurred no impairment charges nor realized gains on its non-marketable strategic investments during the three months ended April 30, 2024 and April 30, 2023. The fair value was estimated on a non-recurring basis based on Level 3 inputs.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue	$4,869	$4,173
Research and development	17,465	14,790
Sales and marketing	18,074	12,596
General and administrative	18,145	23,990
Total	$58,553	$55,549
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSU	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	26,079,887	$20.29
Granted	8,849,358	23.96
Released	(2,183,744)	20.73
Forfeited	(1,494,950)	22.00
Outstanding as of April 30, 2024	31,250,551	$21.22
As of April 30, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $614.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years.
Performance Stock Units
In March 2024, we granted Performance Stock Units (PSUs) to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest over a four-year period, subject to continuous service with us. During the three months ended April 30, 2024, we have recorded $0.6 million of stock-based compensation expense related to these PSUs.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	1,326,570	$15.97
Granted	219,300	22.09
Released	—	—
Forfeited	(61,877)	15.22
Outstanding as of April 30, 2024	1,483,993	$16.91
As of April 30, 2024, we had unrecognized stock-based compensation expense related to unvested PSUs of $7.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2024	21,159,850	$5.63
Assumed options from PingSafe acquisition	214,976	$0.25
Exercised	(2,345,516)	$2.79
Forfeited	(125,319)	$8.03
Outstanding as of April 30, 2024	18,903,991	$5.90
Vested and expected to vest as of April 30, 2024	18,903,991	$5.90
Vested and exercisable as of April 30, 2024	14,085,693	$4.93
As of April 30, 2024, we had unrecognized stock-based compensation expense related to unvested options of $47.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.
Milestone Options
As of April 30, 2024, we had unvested milestone options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under our 2013 Equity Incentive Plan. During the three months ended April 30, 2024 and 2023, we recorded $0.9 million and $0.9 million, respectively, of stock-based compensation expense related to these milestone options. As of April 30, 2024, we had unrecognized stock-based compensation expense related to these milestone options of $8.2 million that is expected to be recognized over the remaining implied service period of 2.3 years.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $3.4 million during the three months ended April 30, 2024. As of April 30, 2024, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $37.8 million.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $1.7 million and $3.0 million, respectively, during the three months ended April 30, 2024 and 2023.
Modification
During fiscal 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
We incurred no incremental charges related to the Management Transition during the three months ended April 30, 2024. During the three months ended April 30, 2023, we recognized an incremental charge of $2.0 million.
8.INCOME TAXES
We compute our tax provision (benefit) for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We had an effective tax rate of (2.2)% and (1.0)% for the three months ended April 30, 2024 and 2023, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(70,105)	$(106,869)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	309,547,693	288,300,705
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.23)	$(0.37)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of April 30,
	2024	2023
RSUs and PSUs	33,116,512	27,435,607
Stock options	18,903,991	28,449,293
Restricted common stock	1,502,357	30,404
ESPP	479,275	537,796
Shares subject to repurchase	—	140,127
Total	54,002,135	56,593,227
10.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleges that defendants made false or misleading statements about the our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Defendants have filed a motion to dismiss the consolidated complaint.. We believe the case is without merit and defendants intend to defend the suit vigorously.
Derivative Litigation
On January 10, 2024, a stockholder derivative complaint was filed, naming our board of directors, our Chief Executive Officer and our Chief Financial Officer as defendants, and us as nominal defendant. The action was filed in the United States District Court, District of Delaware, and captioned Stochevski v. Weingarten, et al., Case No. 4:24-cv-00024. The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about our business, operations, and prospects in violation of Section 10(b) of the Exchange Act. Plaintiffs seek money damages, an accounting for damages, punitive damages, and fees and costs. On April 8, 2024, the action was transferred to the U.S. District Court for Northern District of California, and recaptioned Stochevski v. Weingarten, et al., Case No. 4:24-cv-02096. The time for defendants to respond to the complaint has not yet passed.
On March 29, 2024, a stockholder derivative complaint was filed, naming our board of directors, our Chief Executive Officer and our Chief Financial Officer as defendants, and us as a nominal defendant. The action was filed in the United States District Court, Northern District of California, and is captioned Newman v. Weingarten, et al, Case No. 4:24-cv-01934. The complaint alleges claims based on events similar to those in the securities class action and the earlier-filed and transferred derivative action now pending in the Northern District of California, and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, and control person claims under Section 20(a) of the Exchange Act. Plaintiffs seek corporate reforms, unspecified damages and restitution, and fees and costs. The time for defendants to respond to the complaint has not yet passed.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2024 and January 31, 2024.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
11.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $1.4 million and $1.5 million, in matching contributions for the three months ended April 30, 2024 and 2023, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million and $1.0 million, respectively, for the three months ended April 30, 2024 and 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the U.S. Securities and Exchange Commission, (SEC), on March 27, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2025 and January 31, 2024 are referred to herein as fiscal 2025 and fiscal 2024, respectively.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of independent software vendors (ISVs), alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, managed service providers (MSPs), managed security service providers (MSSPs), managed detection and response providers (MDRs), original equipment manufacturers (OEMs), and incident response (IR) firms. Once customers experience the benefits of our platform, they often upgrade their subscriptions to benefit from the full range of our XDR, IT, and security operations capabilities. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,193 customers with annualized recurring revenue (ARR) of $100,000 or more as of April 30, 2024, up from 917 as of April 30, 2023. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of April 30, 2024, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 37% and 35% for the three months ended April 30, 2024 and 2023, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $186.4 million and $133.4 million for the three months ended April 30, 2024 and 2023, respectively, representing year-over-year growth of 40%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended April 30, 2024 and 2023 was $70.1 million and $106.9 million, respectively.
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
We maintain an office in Tel Aviv, Israel and had approximately 12% of our personnel in Israel as of April 30, 2024. We are closely monitoring the unfolding events of the armed conflict in the Middle East which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
We are unable to predict the full impact that global macroeconomic or other geopolitical factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the US or other countries, changes in central bank policies and interest rates, rates of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential, government shutdowns related thereto, regional geopolitical conflicts, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Revenue	$186,355	$133,393
Non-GAAP operating loss
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we use non-GAAP operating loss as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating loss is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, stock-based compensation expense, and payroll tax on employee stock transactions.
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

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Non-GAAP operating loss	$(11,081)	$(50,759)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
GAAP operating loss	$(80,600)	$(115,377)
Stock-based compensation expense	58,553	55,549
Employer payroll tax on employee stock transactions	2,188	1,124
Amortization of acquired intangible assets	7,675	6,880
Acquisition-related compensation	1,103	1,065
Non-GAAP operating loss	$(11,081)	$(50,759)
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and consumption and usage-based customers, and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms.

	As of April 30,
	2024	2023
	(in thousands)
Annualized recurring revenue	$762,214	$563,559
ARR grew 35% year-over-year to $762.2 million as of April 30, 2024, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of April 30,
	2024	2023

Customers with ARR of $100,000 or more	1,193	917
Customers with ARR of $100,000 or more grew 30% year-over-year to 1,193 as of April 30, 2024, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
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
Our NRR remained in expansionary territory as of April 30, 2024, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. A larger portion of our business mix was driven by new customers in 2024, which will open doors for platform adoption over time. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Interest expense consists primarily of the amortization of the discount related to acquisition-related liabilities.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Revenue	$186,355	$133,393
Cost of revenue(1)	50,137	42,583
Gross profit	136,218	90,810
Operating expenses:
Research and development(1)	58,321	55,263
Sales and marketing(1)	115,830	99,171
General and administrative(1)	42,667	51,753
Total operating expenses	216,818	206,187
Loss from operations	(80,600)	(115,377)
Interest income	12,082	10,535
Interest expense	(36)	(607)
Other expense, net	(39)	(359)
Loss before income taxes	(68,593)	(105,808)
Provision for income taxes	1,512	1,061
Net loss	$(70,105)	$(106,869)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenue	$4,869	$4,173
Research and development	17,465	14,790
Sales and marketing	18,074	12,596
General and administrative	18,145	23,990
Total stock-based compensation expense	$58,553	$55,549

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2024	2023

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	27	32
Gross profit	73	68
Operating expenses:
Research and development	31	41
Sales and marketing	62	74
General and administrative	23	39
Restructuring	—	—
Total operating expenses	116	155
Loss from operations	(43)	(86)
Interest income	6	8
Interest expense	—	—
Other expense, net	—	—
Loss before income taxes	(37)	(79)
Provision for income taxes	1	1
Net loss	(38)%	(80)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$186,355	$133,393	$52,962	40%
Revenue increased by $53.0 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$50,137	$42,583	$7,554	18%
Gross profit	$136,218	$90,810	$45,408	50%
Gross margin	73%	68%
Cost of revenue increased by $7.6 million primarily due to a $4.5 million increase in allocated customer support costs which were mostly personnel-related expenses, a $1.2 million increase in cloud hosting usage charges to support our expanding business, a $0.8 million increase in amortization of capitalized internal use-software due to the continued investment in our platform, and a $0.5 million increase in amortization of acquired intangible assets in connection with the PingSafe and Stride acquisitions. Gross margin increased to 73%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$58,321	$55,263	$3,058	6%
Research and development expenses increased by $3.1 million primarily due to an increase of $2.7 million related to stock-based compensation expense as a result of increased headcount and an increase of $1.5 million in allocated overhead costs. The increase is partially offset by $0.8 million decrease in general services expenses.
Sales and Marketing

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$115,830	$99,171	$16,659	17%
Sales and marketing expenses increased by $16.7 million primarily due to an increase in personnel-related expenses of $13.0 million, including an increase of $5.5 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in sales and marketing expenses of $3.8 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$42,667	$51,753	$(9,086)	(18)%
General and administrative expenses decreased by $9.1 million primarily due to a decrease in personnel-related expenses of $6.7 million, including a decrease of $5.8 million in stock-based compensation expense due to the stock modifications during the three months ended April 30, 2023 that did not recur in the current period. In addition, there was a decrease of $0.9 million in allocated overhead costs, and a $0.8 million decrease in office-related expenses.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$12,082	$10,535	$1,547	15%
Interest expense	$(36)	$(607)	$571	(94)%
Other expense, net	$(39)	$(359)	$320	(89)%
Interest income increased $1.5 million as a result of higher interest rates on investments. Interest expense decreased primarily due to a reduction in the amortization of the discount related to acquisition-related liabilities. The change in other expense, net is primarily due to net foreign currency exchange fluctuations.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$1,512	$1,061	$451	43%
The provision for income taxes increased for the three months ended April 30, 2024, compared to the three months ended April 30, 2023 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1.4 billion and $1.3 billion as of April 30, 2024 and January 31, 2024, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of April 30, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.1 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided (used in) operating activities	$42,003	$(28,059)
Net cash (used in) provided by investing activities	$(106,264)	$31,110
Net cash provided by financing activities	$6,533	$9,762

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
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities during the three months ended April 30, 2024 was $42.0 million, primarily consisting of our net loss of $70.1 million, offset by adjustments for non-cash items of $83.4 million and $28.7 million provided by net changes to our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $80.9 million decrease in accounts receivable due to timing of cash received from customers, a $3.9 million decrease in prepaid expenses and other assets, and a $2.4 million increase in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $22.1 million decrease in deferred revenue, a $18.9 million decrease in accrued payroll and benefits, and a $15.2 million decrease in deferred contract acquisition costs.
Cash used in operating activities during the three months ended April 30, 2023 was $28.1 million, primarily consisting of our net loss of $106.9 million, and $6.7 million provided by net changes to our operating assets and liabilities, partially offset by non-cash items of $72.1 million. The main drivers of the changes in operating assets and liabilities were a $12.1 million increase in deferred contract acquisition costs, and a $10.9 million decrease in accrued payroll and benefits. These amounts were partially offset by a $23.6 million decrease in accounts receivable due to timing of cash received from customers, $3.2 million decrease in prepaid expenses and other assets, and a $2.2 million increase in deferred revenue resulting primarily from increased subscription contracts.
Investing Activities
Cash used in investing activities during the three months ended April 30, 2024 was $106.3 million, consisting of $247.0 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and a $7.4 million of capitalized internal-use software costs. These amounts were partially offset by $210.6 million of investment sales and maturities.
Cash provided by investing activities during the three months ended April 30, 2023 was $31.1 million, consisting of $185.3 million of investment sales and maturities, partially offset by $150.6 million of investment purchases, and $2.9 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2024 was $6.5 million, primarily consisting of $6.6 million of proceeds from the exercise of employee stock options.
Cash provided by financing activities during the three months ended April 30, 2023 was $9.8 million, entirely consisting of proceeds from the exercise of employee stock options.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in our contractual obligations and commitments from those disclosed in our Annual Report.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
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
Interest Rate Risk
As of April 30, 2024, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, corporate notes and bonds and U.S. government securities. We also had $65.6 million of restricted cash as of April 30, 2024, primarily due to acquisition-related escrow liabilities, and to a lesser extent, outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $6.5 million change in the fair market value of our investment portfolio as of April 30, 2024.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the three months ended April 30, 2024 and April 30, 2023 would not have been material.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 65% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $70.1 million and $106.9 million for the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $1.4 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
Moreover, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the global macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition.
We are investing in expanding our platform, including our cloud security products, and it is difficult to predict adoption and demand.
We are meaningfully investing in our platform, including growing our cloud security product. For example, in November 2023, through the acquisition of KSG, we launched PinnacleOne, a strategic advisory group also operating as a think tank for hire, focused on helping companies and their executives holistically understand the evolving risks of operating in the modern global business landscape through personalized access to experts’ intelligence, insight, and transformative risk management strategies. Further, in February 2024, we acquired PingSafe, a cloud security platform, which we expect will enable us to couple PingSafe’s CNAPP with our cloud workload security and cloud data security capabilities and Stride, a workflow automation tool that will enable us to further our autonomous platform vision.
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
We incorporate generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of generative AI in our business. For example, language models may provide flawed results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analyses or other content that our AI-initiatives produce. Our generative AI solutions are reliant on third-party foundation models that may change their availability or commercial model in a manner that negatively affects our offering. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in our Purple AI solution. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results.
Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data - whether through the employment of large language models or other models leveraging data found on the Internet - and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape. For example, in October 2023, President Biden issued an Executive Order that establishes new standards for, among other things, AI safety, security, and privacy. Further, the U.S. federal government and other government entities are in the process of implementing specific policies and obligations relating to the use of AI, and we will need to continue to monitor these developments to ensure our products that we sell to government entities remain compliant with such applicable regulations.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks and cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan. In addition, our cybersecurity product is likely considered a valuable target for lateral attacks because of its highly privileged access. Moreover, the ongoing war in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations, and the U.S. government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. There may also be increased risks of cybersecurity attacks as a result of the unfolding events in the Middle East. Additionally, bad actors are beginning to utilize AI-based tools to execute attacks, creating unprecedented cybersecurity challenges.
Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties or human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our data security or an attack against our platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems could be used to facilitate or magnify an attack. Further, the increase in remote work by companies and individuals in recent years has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of use by bad actors of AI.
Any actual, alleged, or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data from the European Economic Area (EEA) or the UK in respect of which we are a controller or processor under the General Data Protection Regulation (GDPR), and the UK General Data Protection Regulation and UK Data Protection Act 2018 (UK GDPR), this could result in fines of up to €20 million or 4% of annual global turnover, whichever is greater, under the GDPR or up to £17.5 million or 4% of annual global turnover, whichever is greater, in the case of the UK GDPR. We may also be required to provide notice of such breaches to regulators and/or individuals which may result in us incurring additional costs, penalties, fines or litigation. Further, on July 26, 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. Any public disclosure relating to a material cybersecurity incident, whether as a result of the new SEC rules or otherwise, could harm our reputation, result in litigation and adversely impact our business, operating results, and financial condition.
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
Our platform and product features are multi-faceted, rely on third-party software and infrastructure, and may be deployed with material defects, vulnerabilities, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and administer devices on the applicable computing environment, and it is possible that a customer, partner or internal services team member could misconfigure or misuse our platform or otherwise fail to configure our products in an optimal manner.. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt our customers’ computing environments. We also make frequent updates to our platform, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.
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
In addition, we cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter or as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S., or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results, and financial condition.
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
Our customers have no obligation to renew their subscription for our platform after the expiration of their contractual subscription period, which is generally one to three years, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for shorter contract subscription lengths or cease using certain features. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, our channel partner strategy and pricing, decreases in the number of endpoints to which our customers deploy our solution, mergers and acquisitions involving our customers, industry developments, competition, general economic conditions, or the perceived decline in the incidence of cyberattacks. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, operating results, and financial condition will materially suffer.
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our agreements with our channel partners are non-

exclusive, do not last for set terms, and may be terminated by either party at any time. Further, channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, or the failure to recruit additional partners, would adversely affect our business, operating results, and financial condition.
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
Our long-term success depends, in part, on our ability to expand the sale of our platform to customers located outside of the U.S. and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,200 employees as of April 30, 2023, to over 2,400 employees as of April 30, 2024. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. The sale and support of our platform also entails the risk of product liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our platform by our employees, customers and third-parties, however, these measures may not fully or effectively protect our platform from unauthorized access.
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
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business. Further, we maintain an office in Tel Aviv, Israel and had approximately 12% of our personnel in Israel as of April 30, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our workforce and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
We rely primarily on patent, trademark, copyright and trade secrets laws, and confidentiality agreements and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or platform. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the U.S. are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the U.S. may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the U.S.. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Moreover, the availability of copyright protection and other legal protections for intellectual property generated by certain technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions.
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
We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (also known as “EAR”), and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other U.S. government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. As an example, following Russia’s invasion of Ukraine, the U.S. and other countries imposed economic sanctions and severe export control restrictions against Russia and Belarus. The U.S. and its allies could expand and strengthen these sanctions and export restrictions and take other actions should the conflict further escalate. These restrictions would further impact our ability to do business in certain parts of the world and to do business with certain persons and entities, including selling our services and using local developers. We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publications. Further, regulators in the U.S. and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, and penalties.
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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S.and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
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
In the U.S., there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably, but not necessarily limited to, we may be subject to:
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
The GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the EEA, or the U.K., respectively to jurisdictions that have been deemed adequate (also known as “Third Countries,”) by the European Commission or by the U.K. data protection regulator, respectively. Accordingly, personal information may not be transferred to those jurisdictions that have not been deemed adequate, unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We rely on the use of Standard Contractual Clauses (SCCs), a standard form of contract approved by the European Commission, as an adequate personal data transfer mechanism for the transfer of data to Third Countries; however, the SCCs may not be alone sufficient to protect data transferred to the U.S. or other Third Countries under certain circumstances without making a case-by-case basis assessment of the legal regime applicable in the destination country according to the CJEU. On June 28, 2021, the European Commission issued an adequacy decision for personal information transfers from the EEA to the U.K., with a sunset clause of four years, meaning that the European Commission will review and renew only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. Notably, the European Commission reserved a right to intervene at any time during the four-year adequacy period if the U.K. deviates from the level of protection then in place. If this adequacy decision is reversed by the European Commission, we would have to implement protection measures such as the SCCs for data transfers between the E.U. and the U.K. or find alternative solutions for the compliant transfer of personal data from the E.U. into the U.K. In March 2022, the UK Information Commissioner’s Office adopted an International Data Transfer Agreement (IDTA) for transfers of personal data out of the UK to so-called third countries, as well as an international data transfer addendum (UK SCC Addendum) that can be used with the SCCs for the same purpose.
To add to this complexity, effective on July 10, 2023, the European Commission adopted the new EU-US Data Privacy Framework (DPF) which allows for transfers of personal data from the EU to certified companies in the US without the need for additional privacy safeguards as an alternative to the SCCs. In October 2023, a UK extension to the DPF was adopted enabling the transfer of personal data between the UK and US entities without the need for an IDTA or UK SCC Addendum. Similarly, the Swiss-U.S. DPF allows transfers of personal data from Switzerland to certified companies in the U.S. without the need for additional privacy safeguards as an alternative to the SCCs. We have self-certified to the EU-U.S. DPF, the UK extension to the EU-U.S. DFP, and the Swiss-U.S. DPF and now rely on these mechanisms instead of the SCCs for certain transfers from those respective countries to the U.S however these transfer mechanisms could be subject to further legal challenge which could cause the legal requirements for personal data transfers from these countries to the U.S. to become uncertain once again.
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
As supervisory authorities continue to issue further guidance on personal information transfers, we could suffer additional costs, complaints, or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, the UK and other jurisdiction to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
We are also subject to evolving EU and UK privacy laws on cookies and electronic marketing. In the EU and the UK, informed opt-in consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While we anticipate the development of the ePrivacy Regulation to govern cookies and e-marketing, recent European court decisions and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Similar concerns may happen under the new CPRA regime in California and other current and soon-to-be enacted U.S. state privacy laws.

Additionally, by expanding into the EU and UK, we may also trigger Article 3(2) of the GDPR/UK. GDPR directly as we may be considered to be monitoring data subjects. To the extent we process personal data on behalf of our customers for the provision of services, we have, and may in the future, also be required to enter into data processing agreements which comply with Article 28 of the GDPR/UK GDPR.
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
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customer including, but not limited to, data processing locations, breach notification, and security standards. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. New worldwide data protection laws, including in the U.S. and European jurisdictions described above, may lead to changing definitions of personal information and other sensitive information which may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Notably some foreign jurisdictions require that certain types of data be retained on servers within these respective jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our third-party vendors and service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures. Due to political uncertainty and military actions associated with the conflicts in Ukraine, the Middle East and tensions between China and Taiwan, we and our third-party vendors and service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from nation-state and affiliated actors, including attacks that could materially disrupt our and our third-party vendors’ and service providers’ systems and operations, supply chain, and ability to produce, sell and distribute our products and services as well as retaliatory cybersecurity attacks from Russian and Russian-affiliated actors against companies with a U.S. presence. In addition, laws, regulations, government guidance, and industry standards and practices in the U.S. and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain. We and our customers may also experience increased costs associated with security measures and increased risk of suffering cyberattacks, including ransomware attacks. Should we or the third-party vendors and service providers upon which we rely experience such attacks, including from ransomware or other security breaches or incidents, our operations may also be hindered or interrupted due to system disruptions or otherwise, with foreseeable secondary contractual, regulatory, financial and reputational harms that may arise from such an incident.
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
We are subject to U.S. federal, state, local and sales taxes in the U.S. and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the U.S. or in other jurisdictions in which we operate.
For example, the United States tax law legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 significantly reformed the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law.

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
As of January 31, 2024, we had aggregate U.S. federal and state net operating loss carryforwards of $721.2 million and $390.6 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2025. In addition, as of January 31, 2024, we had federal research and development credit carryforwards of $5.9 million, which will begin to expire in 2037, and state research and development credit carryforwards of $2.9 million, which do not expire. We also had foreign net operating loss carryforwards of $202.8 million, as of January 31, 2024, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
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
Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the U.K., France and Canada, have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in in those jurisdictions, and other jurisdictions are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition.
We are expanding our international operations and staff to support our business and growth in international markets. We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. Furthermore, increases in tax rates, new or revised tax laws, and new interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, could result in an increase in our overall tax obligations which could adversely affect our business. Our intercompany relationships and intercompany transactions are subject to complex transfer pricing rules administered by taxing authorities in various jurisdictions in which we operate with potentially divergent tax laws. The amount of taxes we pay in different jurisdictions will depend on the application of the tax laws of the various jurisdictions, including the U.S., to our intercompany transactions, international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies by taxing authorities and courts in various jurisdictions, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property and the manner in which our intellectual property is utilized within our group. In 2022, we began negotiating a bilateral Advance Pricing Agreement (APA) with the United States and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup utilization of our intellectual property among our group enterprises. An APA, if obtained, will provide us with a more predictable future business operating model, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. These transfer pricing matters may be significant to our consolidated financial statements. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We also believe that our assumptions, judgements, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgements or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest and penalties related thereto, which could be in excess of any reserves established therefore, and which could result in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the U.S., which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through continued international expansion, our channel partners and other partnerships, could result in foreign currency denominated sales, which would increase our foreign currency risk.
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

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 65% of the voting power of our capital stock as of April 30, 2024, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of April 30, 2024, the holders of our outstanding Class B common stock hold approximately 65% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel-Aviv, Israel and had approximately 12% of our personnel in Israel as of April 30, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Further, ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Additionally, in March 2024, the SEC enacted comprehensive climate change disclosure rules, although the SEC has since issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the U.S. will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On February 1, 2024, we completed the acquisition of PingSafe. Under the terms of the Purchase Agreement, we acquired 100% of the outstanding shares of PingSafe for total consideration of approximately $59.2 million in cash and 2,354,607 shares of our Class A common stock, subject to customary adjustments set forth in the Purchase Agreement, to the former shareholders of PingSafe.
We believe this transaction was exempt from registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder)

Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) Insider Trading Arrangements and Policies
Our directors and Section 16 officers (as defined in Rule 16a‑1(f) under the Exchange Act) are generally only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the three months ended April 30, 2024, one of our Section 16 officers adopted a new Rule 10b5-1 Plan. The Smith Plan (as defined below) was entered into during an open trading window in accordance with our Insider Trading Policy.

On April 5, 2024, Richard Smith, our Chief Product and Technology Officer adopted a Rule 10b5‑1 Plan (the Smith Plan) providing for the potential sale of certain shares of our Class A common stock owned by Mr. Smith, including up to 189,584 shares issuable upon the exercise of vested stock options for shares of our Class B common stock and conversion thereof to Class A common stock, so long as the market price of our Class A common stock is higher than certain minimum threshold prices specified in the Smith Plan, with such sales scheduled to occur between an estimated start date of July 5, 2024 and June 30, 2025. Additionally, the Smith Plan provides for the potential sale of shares of Class A common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Smith Plan, can only be determined upon the occurrence of the future vesting events. The Smith Plan is scheduled to expire on June 30, 2025.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1#+	Letter Agreement by and between SentinelOne, Inc. and Narayanan ‘Vats’ Srivatsan, dated March 17, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
# Indicates a management contract or any compensatory plan, contract or arrangement.
+ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTINELONE, INC.

Date: May 30, 2024	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)