Form 10-Q
period 2024-07-31
SentinelOne, Inc.
filed 2024-08-27
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 23, 2024, the registrant had 291,012,402 shares of Class A common stock and 26,211,913 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the upcoming U.S. election, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, and interest rate volatility;
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts, including the conflicts in Ukraine, the Middle East, and tensions between China and Taiwan;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	July 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$205,898	$256,651
Short-term investments	502,274	669,305
Accounts receivable, net	155,148	214,322
Deferred contract acquisition costs, current	57,355	54,158
Prepaid expenses and other current assets	100,601	102,895
Total current assets	1,021,276	1,297,331
Property and equipment, net	64,257	48,817
Operating lease right-of-use assets	16,535	18,474
Long-term investments	417,161	204,798
Deferred contract acquisition costs, non-current	72,091	71,640
Intangible assets, net	120,307	122,903
Goodwill	629,636	549,411
Other assets	5,856	8,033
Total assets	$2,347,119	$2,321,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,746	$6,759
Accrued liabilities	113,315	104,671
Accrued payroll and benefits	63,681	74,345
Operating lease liabilities, current	4,630	4,689
Deferred revenue, current	399,536	399,603
Total current liabilities	587,908	590,067
Deferred revenue, non-current	103,086	114,930
Operating lease liabilities, non-current	15,497	18,239
Other liabilities	6,941	4,128
Total liabilities	713,432	727,364
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 289,715,291 and 269,780,805 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	29	27
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 26,211,913 and 34,910,917 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	3	3
Additional paid-in capital	3,110,843	2,934,607
Accumulated other comprehensive income (loss)	1,145	(1,550)
Accumulated deficit	(1,478,333)	(1,339,044)
Total stockholders’ equity	1,633,687	1,594,043
Total liabilities and stockholders’ equity	$2,347,119	$2,321,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue	$198,937	$149,421	$385,292	$282,814
Cost of revenue	50,699	44,667	100,836	87,250
Gross profit	148,238	104,754	284,456	195,564
Operating expenses:
Research and development	63,602	54,161	121,923	109,424
Sales and marketing	119,617	98,262	235,447	197,433
General and administrative	44,400	48,433	87,067	100,186
Restructuring (Note 12)	—	4,255	—	4,255
Total operating expenses	227,619	205,111	444,437	411,298
Loss from operations	(79,381)	(100,357)	(159,981)	(215,734)
Interest income	12,853	11,489	24,935	22,024
Interest expense	(36)	(605)	(72)	(1,212)
Other income (expense), net	(421)	1,409	(460)	1,050
Loss before income taxes	(66,985)	(88,064)	(135,578)	(193,872)
Provision for income taxes	2,199	1,474	3,711	2,535
Net loss	$(69,184)	$(89,538)	$(139,289)	$(196,407)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.31)	$(0.45)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	312,615,531	293,170,401	310,358,089	290,775,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(69,184)	$(89,538)	$(139,289)	$(196,407)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	3,938	(3,358)	2,695	(2,604)
Total comprehensive loss	$(65,246)	$(92,896)	$(136,594)	$(199,011)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended July 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	311,556,289	$32	$3,027,530	$(2,793)	$(1,409,149)	$1,615,620
Issuance of common stock upon exercise of stock options	1,475,181	—	6,258	—	—	6,258
Vesting of restricted stock units	2,387,044	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—	—	8,800
Stock-based compensation	—	—	68,255	—	—	68,255
Other comprehensive income	—	—	—	3,938	—	3,938
Net loss	—	—	—	—	(69,184)	(69,184)
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687

	Three Months Ended July 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	291,225,065	$29	$2,729,978	$(5,613)	$(1,107,220)	$1,617,174
Issuance of common stock upon exercise of stock options	1,372,895	—	4,083	—	—	4,083
Vesting of restricted stock units	1,732,035	—	—	—	—	—
Issuance of common stock under employee purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	120	—	—	120
Stock-based compensation	—	—	54,422	—	—	54,422
Other comprehensive loss	—	—	—	(3,358)	—	(3,358)
Net loss	—	—	—	—	(89,538)	(89,538)
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Six Months Ended July 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	3,820,697	1	12,812	—	—	12,813
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units	4,570,788	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—	—	8,800
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	130,886	—	—	130,886
Other comprehensive income	—	—	—	2,695	—	2,695
Net loss	—	—	—	—	(139,289)	(139,289)
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687

	Six Months Ended July 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	5,074,687	—	13,845	—	—	13,845
Vesting of restricted stock units	2,491,451	—	—	—	—	—
Issuance of common stock under employee purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	169	—	—	169
Stock-based compensation	—	—	111,195	—	—	111,195
Other comprehensive loss	—	—	—	(2,604)	—	(2,604)
Net loss	—	—	—	—	(196,407)	(196,407)
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended July 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(139,289)	$(196,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,110	18,623
Amortization of deferred contract acquisition costs	31,252	22,263
Non-cash operating lease costs	1,939	1,973
Stock-based compensation expense	123,230	108,395
Accretion of discounts and amortization of premiums on investments, net	(7,420)	(11,089)
Net gain on strategic investments	(345)	(2,000)
Other	1,887	775
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	59,258	27,926
Prepaid expenses and other assets	8,942	6,291
Deferred contract acquisition costs	(34,901)	(30,272)
Accounts payable	10	1,044
Accrued liabilities	5,447	4,386
Accrued payroll and benefits	(10,645)	(4,393)
Operating lease liabilities	(2,800)	(2,434)
Deferred revenue	(12,583)	15,101
Other liabilities	(789)	(144)
Net cash provided by (used in) operating activities	44,303	(39,962)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,439)	(494)
Purchases of intangible assets	(133)	(213)
Capitalization of internal-use software	(14,544)	(6,165)
Purchases of investments	(442,629)	(350,416)
Sales and maturities of investments	404,677	371,996
Cash paid for acquisitions, net of cash acquired	(61,553)	—
Net cash (used in) provided by investing activities	(115,621)	14,708
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of early exercised stock options	(21)	—
Proceeds from exercise of stock options	12,813	13,845
Proceeds from issuance of common stock under the employee stock purchase plan	8,800	6,416
Net cash provided by financing activities	21,592	20,261
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(49,726)	(4,993)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	322,086	202,406
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$272,360	$197,413
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$2,468	$977
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$7,656	$2,800
Property and equipment purchased but not yet paid	$42	$525
Internal-use software capitalized but not yet paid	$12	$68
Vesting of early exercised stock options	$—	$169
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the six months ended July 31, 2024, as compared to the use of estimates disclosed in our Annual Report.
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
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and assessing financial performance. For information regarding our revenue by geography, see Note 3, Revenue and Contract Balances.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Cash and cash equivalents	$205,898	$256,651
Restricted cash, current	63,311	61,264
Restricted cash, non-current	3,151	4,171
	$272,360	$322,086
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2024		Three Months Ended July 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
United States	$126,260	63%	$95,785	64%
International	72,677	37	53,636	36
Total	$198,937	100%	$149,421	100%

	Six Months Ended July 31, 2024		Six Months Ended July 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
United States	$244,502	63%	$181,456	64%
International	140,790	37	101,358	36
Total	$385,292	100%	$282,814	100%

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2024 and 2023.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $5.9 million and $3.8 million as of July 31, 2024 and January 31, 2024, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $502.6 million and $514.5 million as of July 31, 2024 and January 31, 2024, respectively. We recognized revenue of $155.5 million and $92.3 million during the three months ended July 31, 2024 and 2023, respectively, and $262.2 million and $192.6 million during the six months ended July 31, 2024 and 2023, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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

As of July 31, 2024, our remaining performance obligations were $944.3 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the preliminary allocation of purchase consideration recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Consideration:
Cash	$56,789
Common stock (2,354,607 shares)(1)	23,570
Assumed options	169
Holdback subject to indemnification claims	2,452
Fair value of total consideration transferred	82,980

Cash and cash equivalents	$2,003
Accounts receivable	542
Prepaid expenses and other current assets	331
Intangible assets	11,300
Accrued payroll and benefits	(2)
Accrued liabilities	(590)
Deferred revenue	(671)
Other long-term liabilities	(2,820)
Total identifiable net assets and liabilities	10,093
Goodwill	72,887
Total purchase consideration	$82,980
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
We have incurred $0.3 million and $2.7 million of transaction expenses, respectively, in connection with the PingSafe and Stride acquisitions during the three and six months ended July 31, 2024. The costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are preliminary and subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date. The goodwill acquired in both acquisitions are not deductible in local jurisdictions.
The results of operations of PingSafe and Stride have been included in the condensed consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operation if the acquisitions had occurred on February 1, 2023.
The pro forma impact of the PingSafe and Stride business combinations completed during the three and six months ended July 31, 2024 was not material to our historical consolidated operating results and is therefore not presented, except for stock-based compensation expense related to restricted common stock issued in connection with the acquisition of PingSafe as disclosed in Note 7, Stock-Based Compensation. During the three and six months ended July 31, 2024, we recorded $4.2 million and $7.9 million, respectively, of stock-based compensation expense related to the PingSafe acquisition.
As of July 31, 2024 and January 31, 2024, we had outstanding short-term acquisition-related liabilities of $64.2 million and $59.6 million, respectively, related to deferred purchase consideration which are presented as accrued liabilities in the condensed consolidated balance sheet.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Developed technology	$87,700	$78,700
Customer relationships	85,000	82,300
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,140	5,016
Total finite-lived intangible assets	189,740	177,916
Less: accumulated amortization	(69,688)	(55,268)
Total finite-lived intangible assets, net	$120,052	$122,648
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$120,307	$122,903
Amortization expense of intangible assets was $6.6 million and $7.2 million for the three months ended July 31, 2024 and 2023, respectively, and $14.3 million and $14.2 million for the six months ended July 31, 2024 and 2023, respectively.
As of July 31, 2024, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2025	$13,194
2026	26,174
2027	26,174
2028	16,414
2029	10,579
Thereafter	27,517
Total	$120,052

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of July 31, 2024 and January 31, 2024 (in thousands):

	As of July 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$86,970	$—	$—	$86,970
Money market funds	Level 1	118,928	—	—	118,928
Total cash and cash equivalents		$205,898	$—	$—	$205,898
Short-term investments:
U.S. Treasury securities	Level 1	$134,506	$16	$(105)	$134,417
Corporate notes and bonds	Level 2	199,574	20	(370)	199,224
U.S. agency securities	Level 2	168,870	23	(260)	168,633
Total short-term investments		$502,950	$59	$(735)	$502,274
Long-term investments:
U.S. Treasury securities	Level 1	$141,343	$791	$—	$142,134
Corporate notes and bonds	Level 2	214,371	565	(32)	214,904
U.S. agency securities	Level 2	37,419	63	(18)	37,464
Total long-term investments		$393,133	$1,419	$(50)	$394,502

Total assets measured at fair value		$1,101,981	$1,478	$(785)	$1,102,674

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash	Level 1	$43,925	$—	$—	$43,925
Money market funds	Level 1	204,481	—	—	204,481
Certificates of deposit	Level 2	8,245	—	—	8,245
Total cash and cash equivalents		$256,651	$—	$—	$256,651
Short-term investments:
U.S. Treasury securities	Level 1	$234,776	$—	$(1,053)	$233,723
Corporate notes and bonds	Level 2	279,248	12	(1,068)	278,192
U.S. agency securities	Level 2	157,873	18	(501)	157,390
Total short-term investments		$671,897	$30	$(2,622)	$669,305
Long-term investments:
U.S. Treasury securities	Level 1	$27,175	$121	$—	$27,296
Corporate notes and bonds	Level 2	69,970	279	(67)	70,182
U.S. agency securities	Level 2	90,924	303	(48)	91,179
Total long-term investments		$188,069	$703	$(115)	$188,657

Total assets measured at fair value		$1,116,617	$733	$(2,737)	$1,114,613
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of July 31, 2024, all of our investments will mature within two years.
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2024 and 2023.
As of July 31, 2024, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2024 and 2023, we did not recognize any losses on our investments due to credit-related factors. As of July 31, 2024, we had $0.6 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $294.5 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer (the Measurement Alternative) and were $22.7 million and $16.1 million as of July 31, 2024 and January 31, 2024, respectively. Receivables related to strategic investments are classified as prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet. As of July 31, 2024 and January 31, 2024, the balance of such receivables were $1.4 million and $1.1 million, respectively.
During the three and six months ended July 31, 2024 and July 31, 2023, the Company incurred no impairment charges on its non-marketable strategic investments. During the three and six months ended July 31, 2024 and July 31, 2023, the Company recognized realized gains on its non-marketable strategic investments of $0.3 million and $2.0 million, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue	$5,564	$4,068	$10,433	$8,241
Research and development	20,811	15,452	38,276	30,242
Sales and marketing	18,882	13,681	36,956	26,277
General and administrative	19,420	20,705	37,565	44,695
Restructuring	—	(1,060)	—	(1,060)
Total	$64,677	$52,846	$123,230	$108,395
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	26,079,887	$20.29
Granted	10,747,191	23.35
Released	(4,570,788)	21.06
Forfeited	(2,708,604)	21.57
Outstanding as of July 31, 2024	29,547,686	$21.17
As of July 31, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $570.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
Performance Stock Units
In March 2024, we granted Performance Stock Units (PSUs) to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three and six months ended July 31, 2024, we have recorded $0.9 million and $1.6 million, respectively, of stock-based compensation expense related to these PSUs.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	1,326,570	$15.97
Granted	219,301	22.09
Released	—	—
Forfeited	(993,200)	15.46
Outstanding as of July 31, 2024	552,671	$19.31
As of July 31, 2024, we had unrecognized stock-based compensation expense related to unvested PSUs of $4.6 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2024	21,159,850	$5.63
Assumed options from PingSafe acquisition	214,976	0.25
Exercised	(3,820,697)	3.35
Forfeited	(167,879)	7.93
Outstanding as of July 31, 2024	17,386,250	6.04
Vested and expected to vest as of July 31, 2024	17,386,250	6.04
Vested and exercisable as of July 31, 2024	13,338,705	$5.13
As of July 31, 2024, we had unrecognized stock-based compensation expense related to unvested options of $38.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.7 years.
Milestone Options
As of July 31, 2024, we had unvested milestone options to purchase 1,404,605 shares of Class B common stock subject to service-based, performance-based and market-based vesting conditions to our Chief Executive Officer and Chief Financial Officer under our 2013 Equity Incentive Plan.
During the three and six months ended July 31, 2024, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense related to these milestone options. During the three and six months ended July 31, 2023, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense. As of July 31, 2024, we had unrecognized stock-based compensation expense related to these milestone options of $7.4 million that is expected to be recognized over the remaining implied service period of 2.1 years.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $3.4 million and $6.8 million, respectively, during the three and six months ended July 31, 2024. As of July 31, 2024, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $34.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.25 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $2.0 million and $3.7 million, respectively, during the three and six months ended July 31, 2024. We recognized stock-based compensation expense of $2.9 million and $5.9 million, respectively, during the three and six months ended July 31, 2023.
Modification
During fiscal 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which, the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During the three and six months ended July 31, 2024, we recognized an incremental charge of $0.3 million and $0.3 million, respectively, related to the Management Transitions. During the three and six months ended July 31, 2023, we recognized an incremental charge of $2.0 million and $4.0 million, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (3.3)% and (1.7)% for the three months ended July 31, 2024 and 2023, respectively, and (2.7)% and (1.3)% for the six months ended July 31, 2024 and 2023, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
9.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted common stock, RSUs, PSUs, and shares purchased pursuant to our ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(69,184)	$(89,538)	$(139,289)	$(196,407)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	312,615,531	293,170,401	310,358,089	290,775,910
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.31)	$(0.45)	$(0.68)

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,
	2024	2023
RSUs and PSUs	30,482,324	27,045,302
Stock options	17,386,250	26,841,089
Restricted common stock	1,501,328	22,393
ESPP	1,094,963	190,723
Shares subject to repurchase	—	36,452
Total	50,464,865	54,135,959
10.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. We believe the case is without merit and defendants intend to defend the suit vigorously.
Derivative Litigation
On January 10, 2024, Plaintiff Walter Stochevski, derivatively on behalf of SentinelOne, filed a shareholder derivative complaint against SentinelOne and certain of its current and former directors and officers in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California. The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about our business, operations, and prospects in violation of Section 10(b) of the Exchange Act. This matter has been consolidated with Newman, below, under the caption In re SentinelOne, Inc. Stockholder Derivative Litigation, Case No. 4:24-cv-01934, and both matters are stayed.
On March 29, 2024, Plaintiff Joel Newman, derivatively on behalf of SentinelOne, filed a shareholder derivative complaint against SentinelOne and certain of its current and former directors and officers in the United States District Court for the Northern District of California, alleging claims based on events similar to those in the securities class action and the Stochevski action, above, and asserting causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, and control person claims under Section 20(a) of the

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Exchange Act. This matter has been consolidated with Stochevski, above, under the caption In re SentinelOne, Inc. Stockholder Derivative Litigation, Case No. 4:24-cv-01934, and both matters are stayed.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2024 and January 31, 2024.

In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
11.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.4 million and $0.6 million, in matching contributions for the three months ended July 31, 2024 and 2023, respectively. There were $1.8 million and $2.1 million, matching contributions for the six months ended July 31, 2024 and 2023, respectively.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.8 million and $0.9 million, respectively, for the three months ended July 31, 2024 and 2023. We recorded severance expenses related to these employees of $1.7 million and $1.8 million, respectively, for the six months ended July 31, 2024 and 2023.
12.RESTRUCTURING
In June 2023, we announced a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $4.9 million in charges in connection with the Plan in the three months ended July 31, 2023, which consists of $5.3 million in charges related to severance payments and employee benefits, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal on stock-based compensation expense. Note that the charges related to inventory write-offs are recognized as cost of sales and not restructuring operating expenses in our condensed consolidated financial statements of operations. These costs were paid as of July 31, 2024. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,233 customers with annualized recurring revenue (ARR) of $100,000 or more as of July 31, 2024, up from 994 as of July 31, 2023. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of July 31, 2024, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 37% and 36% for the three months ended July 31, 2024 and 2023, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $198.9 million and $149.4 million for the three months ended July 31, 2024 and 2023, respectively, representing year-over-year growth of 33%. Our revenue was $385.3 million and $282.8 million for the six months ended July 31, 2024 and 2023, respectively, representing year-over-year growth of 36%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2024 and 2023 was $69.2 million and $89.5 million, respectively, and our net loss for the six months ended July 31, 2024 and 2023 was $139.3 million and $196.4 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor global macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.

We maintain an office in Tel Aviv, Israel and had approximately 12% of our personnel in Israel as of July 31, 2024. We are closely monitoring the events of the armed conflict in the Middle East which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
We are unable to predict the full impact that global macroeconomic or other geopolitical factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, potential uncertainty with respect to the federal debt ceiling and budget, regional geopolitical conflicts, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$198,937	$149,421	$385,292	$282,814
Non-GAAP operating loss
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we use non-GAAP operating loss as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating loss is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, stock-based compensation expense, payroll tax on employee stock transactions, and restructuring charges.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Non-GAAP operating loss	$(6,359)	$(33,427)	$(17,440)	$(84,186)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
GAAP operating loss	$(79,381)	$(100,357)	$(159,981)	$(215,734)
Stock-based compensation expense	64,677	52,846	123,230	108,395
Employer payroll tax on employee stock transactions	1,038	352	3,226	1,476
Amortization of acquired intangible assets	6,448	7,093	14,123	13,973
Acquisition-related compensation	858	604	1,961	1,669
Inventory write-offs due to restructuring	—	720	—	720
Other restructuring charges	—	5,315	—	5,315
Non-GAAP operating loss*	$(6,359)	$(33,427)	$(17,440)	$(84,186)
* Certain figures may not sum due to rounding.
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

	As of July 31,
	2024	2023
	(in thousands)
Annualized recurring revenue	$806,017	$612,210
ARR grew 32% year-over-year to $806.0 million as of July 31, 2024, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of July 31,
	2024	2023

Customers with ARR of $100,000 or more	1,233	994
Customers with ARR of $100,000 or more grew 24% year-over-year to 1,233 as of July 31, 2024, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
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
Our NRR remained in expansionary territory as of July 31, 2024, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. A larger portion of our business mix was driven by new customers in 2024, which will open doors for platform adoption over time. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform. Cost of revenue also consists of personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation, amortization of acquired intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, inventory-related costs, and allocated facilities and IT overhead costs.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include allocated facilities and IT overhead costs.

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
Restructuring
Restructuring charges, related to the Plan, consist primarily of charges related to severance payments, employee benefits, and stock-based compensation. The actions associated with the Plan are expected to be complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash, cash equivalents and investments.
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
Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$198,937	$149,421	$385,292	$282,814
Cost of revenue(1)	50,699	44,667	100,836	87,250
Gross profit	148,238	104,754	284,456	195,564
Operating expenses:
Research and development(1)	63,602	54,161	121,923	109,424
Sales and marketing(1)	119,617	98,262	235,447	197,433
General and administrative(1)	44,400	48,433	87,067	100,186
Restructuring(1)	—	4,255	—	4,255
Total operating expenses	227,619	205,111	444,437	411,298
Loss from operations	(79,381)	(100,357)	(159,981)	(215,734)
Interest income	12,853	11,489	24,935	22,024
Interest expense	(36)	(605)	(72)	(1,212)
Other income (expense), net	(421)	1,409	(460)	1,050
Loss before income taxes	(66,985)	(88,064)	(135,578)	(193,872)
Provision for income taxes	2,199	1,474	3,711	2,535
Net loss	$(69,184)	$(89,538)	$(139,289)	$(196,407)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$5,564	$4,068	$10,433	$8,241
Research and development	20,811	15,452	38,276	30,242
Sales and marketing	18,882	13,681	36,956	26,277
General and administrative	19,420	20,705	37,565	44,695
Restructuring	—	(1,060)	—	(1,060)
Total stock-based compensation expense	$64,677	$52,846	$123,230	$108,395

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	25	30	26	31
Gross profit	75	70	74	69
Operating expenses:
Research and development	32	36	32	39
Sales and marketing	60	66	61	70
General and administrative	22	32	23	35
Restructuring	—	3	—	2
Total operating expenses	114	137	115	145
Loss from operations	(40)	(67)	(42)	(76)
Interest income	6	8	6	8
Interest expense	—	—	—	—
Other income (expense), net	—	1	—	—
Loss before income taxes	(34)	(59)	(35)	(69)
Provision for income taxes	1	1	1	1
Net loss	(35)%	(60)%	(36)%	(69)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$198,937	$149,421	$49,516	33%
Revenue increased by $49.5 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$50,699	$44,667	$6,032	14%
Gross profit	$148,238	$104,754	$43,484	42%
Gross margin	75%	70%
Cost of revenue increased by $6.0 million primarily due to a $4.7 million increase in allocated customer support costs which were mostly personnel-related expenses, a $1.5 million increase in amortization of capitalized internal use-software due to the continued investment in our platform, and a $0.9 million increase in cloud hosting usage charges to support our expanding business. The increase is partially offset by a $0.9 million decrease in amortization of acquired intangible assets in connection with the acquisition of Attivo Networks, Inc. Gross margin increased to 75%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$63,602	$54,161	$9,441	17%
Research and development expenses increased by $9.4 million primarily due to an increase in personnel-related expenses of $6.5 million, including an increase of $5.4 million related to stock-based compensation expense as a result of increased headcount and a $2.1 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$119,617	$98,262	$21,355	22%
Sales and marketing expenses increased by $21.4 million primarily due to an increase in personnel-related expenses of $13.8 million, including an increase of $5.2 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in sales and marketing expenses of $6.2 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$44,400	$48,433	$(4,033)	(8)%
General and administrative expenses decreased by $4.0 million primarily due to a decrease of $1.3 million in stock-based compensation expense due to the stock modifications during the three months ended July 31, 2023 that did not recur in the current period. In addition, there was a decrease of $3.1 million in legal expenses due to lower legal consulting fees related to prior year settlements.
Restructuring

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Restructuring	$—	$4,255	$(4,255)	100%
Restructuring charges decreased by $4.3 million due to activities undertaken pursuant to the Plan announced in June 2023. The decrease includes severance and employee benefit charges of $5.3 million incurred during the three months ended July 31, 2023, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$12,853	$11,489	$1,364	12%
Interest expense	$(36)	$(605)	$569	(94)%
Other income (expense), net	$(421)	$1,409	$(1,830)	(130)%
Interest income increased $1.4 million as a result of higher interest rates during the three months ended July 31, 2024. Interest expense decreased primarily due to a reduction in the amortization of the discount related to acquisition-related liabilities. The change in other income (expense), net is primarily due to a decrease in net gains on strategic investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$2,199	$1,474	$725	49%
The provision for income taxes increased for the three months ended July 31, 2024, compared to the three months ended July 31, 2023 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$385,292	$282,814	$102,478	36%
Revenue increased by $102.5 million, or 36%, from $282.8 million for the six months ended July 31, 2023 to $385.3 million for the six months ended July 31, 2024, primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$100,836	$87,250	$13,586	16%
Gross profit	$284,456	$195,564	$88,892	45%
Gross margin	74%	69%
Cost of revenue increased by $13.6 million from $87.3 million for the six months ended July 31, 2023 to $100.8 million for the six months ended July 31, 2024, primarily due to an increase of $9.2 million in allocated overhead costs, a $2.3 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and a $2.2 million increase in cloud hosting usage charges to support our expanding business. Gross margin increased from 69% for the six months ended July 31, 2023 to 74% for the six months ended July 31, 2024, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$121,923	$109,424	$12,499	11%
Research and development expenses increased from $109.4 million for the six months ended July 31, 2023 to $121.9 million for the six months ended July 31, 2024, primarily due to an increase in personnel-related expenses of $8.7 million, including an increase of $8.0 million related to stock-based compensation expense as a result of increased headcount, and a $3.6 million increase in allocated overhead costs.
Sales and Marketing

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$235,447	$197,433	$38,014	19%
Sales and marketing expenses increased from $197.4 million for the six months ended July 31, 2023 to $235.4 million for the six months ended July 31, 2024, primarily due to an increase in personnel-related expenses of $26.8 million, including an increase of $10.7 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in sales and marketing expenses of $8.5 million and a $1.9 million increase in sales related expenses due to overall business growth and further investment in marketing activities.
General and Administrative

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$87,067	$100,186	$(13,119)	(13)%
General and administrative expenses decreased from $100.2 million for the six months ended July 31, 2023 to $87.1 million for the six months ended July 31, 2024, primarily due to a decrease of $7.1 million in stock-based compensation expense due to the stock modifications during the six months ended July 31, 2023 that did not recur in the current period. In addition, there was a decrease of $3.0 million in legal expenses due to lower legal consulting fees related to prior year settlements, and a $2.3 million increase in overhead expenses allocated out.

Restructuring

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Restructuring	$—	$4,255	$(4,255)	100%
Restructuring charges decreased by $4.3 million due to activities undertaken pursuant to the Plan announced in June 2023. The decrease includes severance and employee benefit charges of $5.3 million incurred during the six months ended July 31, 2023, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$24,935	$22,024	$2,911	13%
Interest expense	$(72)	$(1,212)	$1,140	(94)%
Other income (expense), net	$(460)	$1,050	$(1,510)	(144)%
Interest income increased $2.9 million as a result of higher interest rates during the six months ended July 31, 2024. Interest expense decreased primarily due to a reduction in the amortization of the discount related to acquisition-related liabilities. The change in other income (expense), net is primarily due to a decrease in net gains on strategic investments.
Provision for Income Taxes

	Six Months Ended July 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$3,711	$2,535	$1,176	46%
The provision for income taxes increased for the six months ended July 31, 2024, compared to the six months ended July 31, 2023, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1.5 billion and $1.3 billion as of July 31, 2024 and January 31, 2024, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of July 31, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.1 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided (used in) operating activities	$44,303	$(39,962)
Net cash (used in) provided by investing activities	$(115,621)	$14,708
Net cash provided by financing activities	$21,592	$20,261
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
Cash provided by operating activities during the six months ended July 31, 2024 was $44.3 million, primarily consisting of our net loss of $139.3 million, offset by adjustments for non-cash items of $171.7 million and $11.9 million provided by net changes to our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $59.3 million decrease in accounts receivable due to timing of cash received from customers, a $8.9 million decrease in prepaid expenses and other assets and an increase of accrued liabilities of $5.4 million. These amounts were partially offset by a $34.9 million increase in deferred contract acquisition costs, a $12.6 million decrease in deferred revenue, a $10.6 million decrease in accrued payroll and benefits and a $2.8 million decrease in operating lease liabilities.
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

Investing Activities
Cash used in investing activities during the six months ended July 31, 2024 was $115.6 million, consisting of $442.6 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and a $14.5 million of capitalized internal-use software costs. These amounts were partially offset by $404.7 million of investment sales and maturities.
Cash provided by investing activities during the six months ended July 31, 2023 was $14.7 million, consisting of $372.0 million of investment sales and maturities, partially offset by $350.4 million of investment purchases, and $6.2 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2024 was $21.6 million, primarily consisting of $12.8 million of proceeds from the exercise of employee stock options and $8.8 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Cash provided by financing activities during the six months ended July 31, 2023 was $20.3 million, consisting of $13.8 million of proceeds from the exercise of employee stock options and $6.4 million of proceeds from the issuance of common stock under our ESPP.
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
Recently Issued Accounting Pronouncements
Refer to “Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 2, Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of July 31, 2024, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, corporate notes and bonds and U.S. government securities. We also had $66.5 million of restricted cash as of July 31, 2024, primarily due to acquisition-related liabilities, and to a lesser extent, outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $7.7 million change in the fair market value of our investment portfolio as of July 31, 2024.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the six months ended July 31, 2024 and July 31, 2023 would not have had a material impact on our operating results.
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
•If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, or our partners are unable to execute on their purchasing commitments, we may not be able to sustain revenue growth, and we may not achieve or maintain profitability in the future.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $69.2 million and $89.5 million for the three months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, we had an accumulated deficit of $1.5 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the upcoming U.S. election, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the upcoming U.S. election, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the upcoming U.S. election, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East, Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
Moreover, the U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 and 2023 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the global macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition.
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
Any actual, alleged, or perceived security breach in our systems or networks, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act (CPRA), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data from the European Economic Area (EEA) or the United Kingdom (U.K.) in respect of which we are a controller or processor under the General Data Protection Regulation (GDPR), and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018 (U.K. GDPR), this could result in fines of up to €20 million or 4% of annual global turnover, whichever is greater, under the GDPR or up to £17.5 million or 4% of annual global turnover, whichever is greater, in the case of the U.K. GDPR. We may also be required to provide notice of such breaches to regulators and/or individuals which may result in us incurring additional costs, penalties, fines or litigation. Further, on July 26, 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material. Any public disclosure relating to a material cybersecurity incident, whether as a result of the new SEC rules or otherwise, could harm our reputation, result in litigation and adversely impact our business, operating results, and financial condition.
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
Our platform and product features are multi-faceted, rely on third-party software and infrastructure, and may be deployed with material defects, vulnerabilities, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. Vulnerabilities may be exploited by malicious actors and material defects may prevent our software from operating correctly or detecting malicious software. From time to time, certain of our customers have reported defects in our platform related to performance, scalability, and compatibility. In addition, customers may request a software bill of materials where we disclose an inventory of software used by the customer along with potential defects and vulnerabilities. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and administer devices on the applicable computing environment, and it is possible that a customer, partner or internal services team member could misconfigure or misuse our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt our customers’ computing environments. We also make frequent updates to our platform, which may fail or be deployed incorrectly resulting in temporary vulnerability, or a material defect or downtime in our customer environments.
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions and because security solutions are highly privileged in customers environments, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business, harm our reputation or use our technology to gain unauthorized access. In addition, regional geopolitical conflicts such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, may result in increased cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. Our platform may fail to interoperate or conflict with customer environments causing customer downtime. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
•a loss of existing or potential customers;
•delayed or lost revenue and adverse impacts to our business, operating results, and financial condition;
•a delay in attaining, or the failure to attain, market acceptance;
•the expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate, or work around errors or defects, and address and eliminate vulnerabilities;
•an increase in resources devoted to customer service and support, which could adversely affect our gross margin;
•negative impact on our customers’ operations;
•harm to our reputation or brand; and
•claims and litigation, regulatory inquiries, or investigations, enforcement actions, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Moreover, if a high-profile cybersecurity incident occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely affect our ability to retain existing customers or attract new ones. Further, if another cybersecurity vendor were to experience a defect, error, or vulnerability, fail to detect a cybersecurity incident, or to cause interruptions in the networks of their customers, customers may lose trust in cybersecurity companies generally, including our platform, which could adversely affect our business, including our ability to retain existing customers or attract new ones.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in November 2023 we acquired KSG, a strategic advisory group, and in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company. We have also invested in certain privately held companies through our S Ventures fund, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
If we are unable to retain our customers, renew and expand our relationships with them, and add new customers, or our partners are unable to execute on their purchasing commitments, we may not be able to sustain revenue growth, and we may not achieve or maintain profitability in the future.
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
•successfully execute on partner purchasing commitments;
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our agreements with our channel partners generally are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, the majority of channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. We also have several large MSSP, OEM and reseller partnerships with multi-year purchasing commitments. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, the failure to recruit additional partners, or failure of partners to meet their purchasing commitments would adversely affect our business, operating results, key financial metrics and financial condition.
To the extent our partners are unsuccessful in selling our platform, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality partners in each of the regions in which we sell or plan to sell our platform, we are unable to keep them motivated to sell our platform, or our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. To the extent our partners fail to meet their purchasing commitments we risk churn in forecast metrics. The termination of our relationship with any significant partner may adversely affect our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
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
We are generating a growing portion of our revenue outside of the U.S., and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks including:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•exposure to numerous, increasing, stringent (particularly in the European Union (E.U.)), and potentially inconsistent laws and regulations relating to privacy, data protection, and information security;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,200 employees as of July 31, 2023, to over 2,500 employees as of July 31, 2024. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. As a result of macroeconomic conditions, in June 2023, we approved a restructuring plan designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations.
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
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business. Further, we maintain an office in Tel Aviv, Israel and had approximately 12% of our personnel in Israel as of July 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our workforce and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the U.S. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
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
•Following California’s lead, other states have enacted privacy laws in recent years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed in Congress.
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
Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the withdrawal by the U.K. from the E.U. and the EEA, companies must comply with both the GDPR and the U.K. GDPR as incorporated into U.K. national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4 percent of global turnover. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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
To add to this complexity, effective on July 10, 2023, the European Commission adopted the new E.U.-U.S. Data Privacy Framework (DPF) which allows for transfers of personal data from the E.U. to certified companies in the U.S. without the need for additional privacy safeguards as an alternative to the SCCs. In October 2023, a U.K. extension to the DPF was adopted enabling the transfer of personal data between the U.K. and U.S. entities without the need for an IDTA or U.K. SCC Addendum. Similarly, the Swiss-U.S. DPF allows transfers of personal data from Switzerland to certified companies in the U.S. without the need for additional privacy safeguards as an alternative to the SCCs. We have self-certified to the E.U.-U.S. DPF, the U.K. extension to the E.U.-U.S. DFP, and the Swiss-U.S. DPF and now rely on these mechanisms instead of the SCCs for certain transfers from those respective countries to the U.S. however these transfer mechanisms could be subject to further legal challenge which could cause the legal requirements for personal data transfers from these countries to the U.S. to become uncertain once again.
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
As supervisory authorities continue to issue further guidance on personal information transfers, we could suffer additional costs, complaints, or regulatory investigations or fines. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, the U.K. and other jurisdiction to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.

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
From time to time, we are subject to claims, suits and other proceedings. For example, we are currently the subject of securities litigation and commercial litigation. For additional information regarding these litigation matters, see the section titled “Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.

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
We are subject to U.S. federal, state, and local taxes in the U.S. and foreign income taxes, withholding taxes and transaction taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the determination of our ultimate tax liabilities is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the U.S. or in other jurisdictions in which we operate.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. In 2022, we began negotiating a bilateral Advance Pricing Agreement (APA) with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property among our group enterprises and the provision of intergroup services. An APA, if obtained and implemented, will provide us with greater certainty regarding our tax obligation in respect of our U.S. and Israeli intercompany transactions, transfer pricing and charges, and a more predictable future business operating model, and will preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. These transfer pricing matters may be significant to our consolidated financial statements. If taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We believe that our assumptions, judgements, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgements, valuations or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest, indexation charges and/or penalties related thereto, which could be in excess of any reserves established therefore, and which could result in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment may make it more difficult to raise additional capital on favorable terms, it at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of the conflicts in the Middle East and Ukraine, as well as tensions between China and Taiwan, inflation, interest rate volatility, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the global political, economic and macroeconomic climate, including but not limited to, the upcoming U.S. election, actual or perceived instability in the banking industry, labor shortages, supply chain disruptions, potential recession, inflation, and fluctuating interest rates;
•other events or factors, including those resulting from war, armed conflict, including the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, incidents of terrorism or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including rising inflation, fluctuating interest rates, labor shortages and fluctuations in international currency rates, as well as the impacts of regional geopolitical conflicts, including the conflicts in the Middle East and Ukraine and tensions between China and Taiwan. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 65% of the voting power of our capital stock as of July 31, 2024, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2024, the holders of our outstanding Class B common stock hold approximately 65% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel-Aviv, Israel and had approximately 12% of our personnel in Israel as of July 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Other Information
On March 27, 2024, we filed our Annual Report on Form 10-K for the year ended January 31, 2024 (the Annual Report) with the SEC. The Annual Report contained disclosure in Item 1C regarding our cybersecurity risk management and governance. Subsequent to the filing of the Annual Report, in March 2024, we appointed a Chief Information Security Officer (CISO), who is primarily responsible for our cybersecurity risk management program. Our CISO has over 20 years of experience in various technology leadership positions across multiple industries, including public companies. Our CISO works with our Chief Information Officer and closely coordinates as needed with other senior management personnel including the Deputy Chief Information Security Officer, the Chief Product and Technology Officer and the Chief Legal Officer to manage cybersecurity risks. Our CISO monitors, and participates in, our various cybersecurity policies and procedures, and our cybersecurity team regularly updates our CISO on the current status of the cybersecurity environment, and cybersecurity incidents and actual or potential risks. Our CISO and his team provide regular updates to the management team and escalate events that require leadership’s attention.
(c) Insider Trading Arrangements and Policies
None

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation dated June 27, 2024.	8-K	001-40531	3.1	June 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SENTINELONE, INC.

Date: August 27, 2024	By:	/s/ David Bernhardt
David Bernhardt
Chief Financial Officer
(Principal Financial Officer)