Form 10-Q
period 2024-10-31
SentinelOne, Inc.
filed 2024-12-04
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

(855) 868-3733
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 29, 2024, the registrant had 295,079,043 shares of Class A common stock and 26,262,451 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the change in the U.S. presidential administration, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, and interest rate volatility;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$235,742	$256,651
Short-term investments	424,517	669,305
Accounts receivable, net	164,603	214,322
Deferred contract acquisition costs, current	60,272	54,158
Prepaid expenses and other current assets	105,857	102,895
Total current assets	990,991	1,297,331
Property and equipment, net	68,125	48,817
Operating lease right-of-use assets	16,584	18,474
Long-term investments	463,542	204,798
Deferred contract acquisition costs, non-current	77,362	71,640
Intangible assets, net	113,729	122,903
Goodwill	629,636	549,411
Other assets	7,051	8,033
Total assets	$2,367,020	$2,321,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,706	$6,759
Accrued liabilities	122,518	104,671
Accrued payroll and benefits	69,624	74,345
Operating lease liabilities, current	5,120	4,689
Deferred revenue, current	400,515	399,603
Total current liabilities	607,483	590,067
Deferred revenue, non-current	97,526	114,930
Operating lease liabilities, non-current	14,975	18,239
Other liabilities	7,513	4,128
Total liabilities	727,497	727,364
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of October 31, 2024 and January 31, 2024; no shares issued and outstanding as of October 31, 2024 and January 31, 2024.	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 293,903,832 and 269,780,805 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	29	27
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 26,209,951 and 34,910,917 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	3	3
Additional paid-in capital	3,193,601	2,934,607
Accumulated other comprehensive income (loss)	2,587	(1,550)
Accumulated deficit	(1,556,697)	(1,339,044)
Total stockholders’ equity	1,639,523	1,594,043
Total liabilities and stockholders’ equity	$2,367,020	$2,321,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue	$210,648	$164,165	$595,940	$446,979
Cost of revenue	53,260	43,765	154,096	131,015
Gross profit	157,388	120,400	441,844	315,964
Operating expenses:
Research and development	70,453	52,306	192,376	161,730
Sales and marketing	123,713	98,249	359,160	295,682
General and administrative	52,342	51,239	139,409	151,425
Restructuring (Note 12)	—	74	—	4,329
Total operating expenses	246,508	201,868	690,945	613,166
Loss from operations	(89,120)	(81,468)	(249,101)	(297,202)
Interest income	12,696	11,877	37,631	33,901
Interest expense	(38)	(1)	(110)	(1,213)
Other income (expense), net	(378)	605	(838)	1,655
Loss before income taxes	(76,840)	(68,987)	(212,418)	(262,859)
Provision for income taxes	1,524	1,317	5,235	3,852
Net loss	$(78,364)	$(70,304)	$(217,653)	$(266,711)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.24)	$(0.70)	$(0.91)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	316,987,303	296,650,848	312,583,956	292,755,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(78,364)	$(70,304)	$(217,653)	$(266,711)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	1,442	1,627	4,137	(977)
Total comprehensive loss	$(76,922)	$(68,677)	$(213,516)	$(267,688)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended October 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687
Issuance of common stock upon exercise of stock options	1,850,602	—	10,075	—	—	10,075
Vesting of restricted stock units and performance stock units	2,335,977	—	—	—	—	—
Stock-based compensation	—	—	72,683	—	—	72,683
Other comprehensive income	—	—	—	1,442	—	1,442
Net loss	—	—	—	—	(78,364)	(78,364)
Balance as of October 31, 2024	320,113,783	$32	$3,193,601	$2,587	$(1,556,697)	$1,639,523

	Three Months Ended October 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	294,898,606	$29	$2,795,019	$(8,971)	$(1,196,758)	$1,589,319
Issuance of common stock upon exercise of stock options	1,410,001	1	3,520	—	—	3,521
Vesting of restricted stock units	1,598,846	—	—	—	—	—
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation	—	—	56,657	—	—	56,657
Other comprehensive income	—	—	—	1,627	—	1,627
Net loss	—	—	—	—	(70,304)	(70,304)
Balance as of October 31, 2023	297,907,453	$30	$2,855,205	$(7,344)	$(1,267,062)	$1,580,829

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Nine Months Ended October 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	5,671,299	1	22,887	—	—	22,888
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units and performance stock units	6,906,765	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—	—	8,800
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	203,569	—	—	203,569
Other comprehensive income	—	—	—	4,137	—	4,137
Net loss	—	—	—	—	(217,653)	(217,653)
Balance as of October 31, 2024	320,113,783	$32	$3,193,601	$2,587	$(1,556,697)	$1,639,523

	Nine Months Ended October 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of stock options	6,484,688	1	17,365	—	—	17,366
Vesting of restricted stock units	4,090,297	—	—	—	—	—
Issuance of common stock under employee purchase plan	568,611	—	6,416	—	—	6,416
Vesting of early exercised stock options	—	—	178	—	—	178
Stock-based compensation	—	—	167,852	—	—	167,852
Other comprehensive loss	—	—	—	(977)	—	(977)
Net loss	—	—	—	—	(266,711)	(266,711)
Balance as of October 31, 2023	297,907,453	$30	$2,855,205	$(7,344)	$(1,267,062)	$1,580,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended October 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(217,653)	$(266,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,825	28,549
Amortization of deferred contract acquisition costs	48,297	34,699
Non-cash operating lease costs	2,981	3,010
Stock-based compensation expense	193,418	163,308
Loss on disposal of assets	1,481	1,116
Accretion of discounts and amortization of premiums on investments, net	(10,536)	(16,289)
Net gain on strategic investments	(345)	(2,706)
Other	302	(479)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	49,980	18,846
Prepaid expenses and other assets	5,987	10,075
Deferred contract acquisition costs	(60,133)	(47,289)
Accounts payable	2,975	1,935
Accrued liabilities	14,557	(220)
Accrued payroll and benefits	(4,702)	(1,998)
Operating lease liabilities	(3,925)	(4,650)
Deferred revenue	(17,163)	16,311
Other liabilities	(217)	301
Net cash provided by (used in) operating activities	37,129	(62,192)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,666)	(1,117)
Purchases of intangible assets	(149)	(3,436)
Capitalization of internal-use software	(19,795)	(9,687)
Purchases of investments	(597,614)	(462,539)
Sales and maturities of investments	594,879	504,340
Cash paid for acquisitions, net of cash acquired	(61,553)	—
Net cash (used in) provided by investing activities	(85,898)	27,561
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of early exercised stock options	(21)	—
Proceeds from exercise of stock options	22,888	17,366
Proceeds from issuance of common stock under the employee stock purchase plan	8,800	6,416
Net cash provided by financing activities	31,667	23,782
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17,102)	(10,849)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	322,086	202,406
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$304,984	$191,557
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,002	$3,021
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$10,151	$4,544
Property and equipment purchased but not yet paid	$141	$78
Internal-use software capitalized but not yet paid	$—	$25
Patents capitalized but not yet paid	$—	$35
Vesting of early exercised stock options	$—	$178
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the nine months ended October 31, 2024, as compared to the use of estimates disclosed in our Annual Report.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure in the notes to the financial statements of specified information about certain income statement line items. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the provisions of this ASU.
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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Cash and cash equivalents	$235,742	$256,651
Restricted cash, current	65,880	61,264
Restricted cash, non-current	3,362	4,171
	$304,984	$322,086
Restricted cash, current and restricted cash, non-current is presented within prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets, respectively.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended October 31, 2024		Three Months Ended October 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
United States	$133,012	63%	$103,461	63%
International	77,636	37	60,704	37
Total	$210,648	100%	$164,165	100%

	Nine Months Ended October 31, 2024		Nine Months Ended October 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
United States	$377,514	63%	$284,917	64%
International	218,426	37	162,062	36
Total	$595,940	100%	$446,979	100%
No single country other than the United States represented 10% or more of our revenue during the three and nine months ended October 31, 2024 and 2023.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $7.1 million and $3.8 million as of October 31, 2024 and January 31, 2024, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $498.0 million and $514.5 million as of October 31, 2024 and January 31, 2024, respectively. We recognized revenue of $165.0 million and $128.5 million during the three months ended October 31, 2024 and 2023, respectively, and $347.8 million and $259.3 million during the nine months ended October 31, 2024 and 2023, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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

As of October 31, 2024, our remaining performance obligations were $969.7 million, of which we expect to recognize 87% as revenue over the next 24 months, with the remainder to be recognized thereafter.
4.ACQUISITIONS
PingSafe
On February 1, 2024, we completed our acquisition of PingSafe Pte. Ltd. (PingSafe) to provide customers with a fully integrated platform that drives better automation across their entire cloud footprint. We acquired 100% of the shares of PingSafe for total consideration of approximately $59.2 million in cash and 2,354,607 shares of our Class

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A common stock. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations (ASC Topic 805).
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
Stride
On February 1, 2024, we acquired 100% of the issued and outstanding equity securities of Stride Security Ltd. (Stride), a security automation company, to add hyper-automation across our Singularity platform. The acquisition was accounted for as a business combination in accordance with ASC Topic 805.
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
Additional Acquisition-related Information
We incurred immaterial transaction expenses related to the PingSafe and Stride acquisitions during the three months ended October 31, 2024. During the nine months ended October 31, 2024, we incurred $2.7 million of transaction expenses related to the PingSafe and Stride acquisitions. The costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
The estimates and assumptions regarding the fair value of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill are preliminary and subject to change as we obtain additional information during the measurement period, which usually lasts for up to one year from the acquisition date. The goodwill acquired in both acquisitions are not tax deductible in local jurisdictions. The results of operations of PingSafe and Stride have been included in the condensed consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operations if the acquisitions had occurred on February 1, 2023.
The pro forma impact of the PingSafe and Stride business combinations during the three and nine months ended October 31, 2024 was not material to our historical consolidated operating results and is therefore not presented, except for stock-based compensation expense related to restricted common stock issued in connection with the acquisition of PingSafe as disclosed in Note 7, Stock-Based Compensation. During the three and nine months ended October 31, 2024, we recorded $4.1 million and $12.1 million, respectively, of stock-based compensation expense related to the PingSafe acquisition.
As of October 31, 2024 and January 31, 2024, we had outstanding acquisition-related liabilities of $66.4 million and $60.6 million, respectively, related to deferred purchase consideration which are presented as accrued liabilities and other liabilities in the condensed consolidated balance sheet. In November 2024, $62.3 million of such liabilities were paid out of our restricted cash balances classified under prepaid expenses and other current assets.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Developed technology	$87,700	$78,700
Customer relationships	85,000	82,300
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,155	5,016
Total finite-lived intangible assets	189,755	177,916
Less: accumulated amortization	(76,281)	(55,268)
Total finite-lived intangible assets, net	$113,474	$122,648
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$113,729	$122,903
Amortization expense of intangible assets was $6.4 million and $7.2 million for the three months ended October 31, 2024 and 2023, respectively, and $20.8 million and $21.4 million for the nine months ended October 31, 2024 and 2023, respectively.
As of October 31, 2024, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2025	$6,598
2026	26,176
2027	26,176
2028	16,416
2029	10,580
Thereafter	27,528
Total	$113,474

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of October 31, 2024 and January 31, 2024 (in thousands):

	As of October 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$86,320	$—	$—	$86,320
Money market funds	Level 1	149,422	—	—	149,422
Total cash and cash equivalents		$235,742	$—	$—	$235,742
Short-term investments:
U.S. Treasury securities	Level 1	$102,526	$146	$(1)	$102,671
Corporate notes and bonds	Level 2	207,437	441	(46)	207,832
U.S. agency securities	Level 2	113,831	196	(13)	114,014
Total short-term investments		$423,794	$783	$(60)	$424,517
Long-term investments:
U.S. Treasury securities	Level 1	$208,798	$1,107	$(291)	$209,614
Corporate notes and bonds	Level 2	216,716	1,045	(373)	217,388
U.S. agency securities	Level 2	13,457	4	(82)	13,379
Total long-term investments		$438,971	$2,156	$(746)	$440,381

Total assets measured at fair value		$1,098,507	$2,939	$(806)	$1,100,640

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$43,925	$—	$—	$43,925
Money market funds	Level 1	204,481	—	—	204,481
Certificates of deposit	Level 2	8,245	—	—	8,245
Total cash and cash equivalents		$256,651	$—	$—	$256,651
Short-term investments:
U.S. Treasury securities	Level 1	$234,776	$—	$(1,053)	$233,723
Corporate notes and bonds	Level 2	279,248	12	(1,068)	278,192
U.S. agency securities	Level 2	157,873	18	(501)	157,390
Total short-term investments		$671,897	$30	$(2,622)	$669,305
Long-term investments:
U.S. Treasury securities	Level 1	$27,175	$121	$—	$27,296
Corporate notes and bonds	Level 2	69,970	279	(67)	70,182
U.S. agency securities	Level 2	90,924	303	(48)	91,179
Total long-term investments		$188,069	$703	$(115)	$188,657

Total assets measured at fair value		$1,116,617	$733	$(2,737)	$1,114,613
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of October 31, 2024, all of our investments will mature within two years.
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2024 and 2023.
As of October 31, 2024, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three and nine months ended October 31, 2024 and 2023, we did not recognize any losses on our investments due to credit-related factors. As of October 31, 2024, we had $0.1 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $75.6 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer and were $23.2 million and $16.1 million as of October 31, 2024 and January 31, 2024, respectively. Receivables related to strategic investments are classified as prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet. As of October 31, 2024 and January 31, 2024, the balance of such receivables were $1.4 million and $1.1 million, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three and nine months ended October 31, 2024, the Company incurred no impairment charges on its non-marketable strategic investments. During the three and nine months ended October 31, 2023, the Company recognized impairment charges on its non-marketable strategic investments of $0.8 million. During the three months ended October 31, 2024, the Company recognized no realized gains on its non-marketable strategic investments. During the nine months ended October 31, 2024, the Company recognized realized gains on its non-marketable strategic investments of $0.3 million. During the three and nine months ended October 31, 2023, the Company recognized realized gains on its non-marketable strategic investments of $1.5 million and $3.5 million, respectively. Impairment charges and realized gains on strategic investments are recognized in other income (expense), net.
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue	$5,810	$4,329	$16,243	$12,570
Research and development	22,816	15,634	61,092	45,876
Sales and marketing	18,612	14,085	55,568	40,362
General and administrative	22,950	20,865	60,515	65,560
Restructuring	—	—	—	(1,060)
Total	$70,188	$54,913	$193,418	$163,308
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	26,079,887	$20.29
Granted	14,045,749	23.43
Released	(6,901,621)	21.29
Forfeited	(4,107,934)	20.86
Outstanding as of October 31, 2024	29,116,081	$21.49
As of October 31, 2024, we had unrecognized stock-based compensation expense related to unvested RSUs of $563.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.
Performance Stock Units
In March 2024, we granted Performance Stock Units (PSUs) to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three and nine months ended October 31, 2024, we have recorded $1.3 million and $2.9 million, respectively, of stock-based compensation expense related to these PSUs.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	1,326,570	$15.97
Granted	256,675	22.25
Released	(5,144)	23.07
Forfeited or cancelled	(1,322,029)	15.94
Outstanding as of October 31, 2024	256,072	$22.27
As of October 31, 2024, we had unrecognized stock-based compensation expense related to unvested PSUs of $1.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.4 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2024	21,159,850	$5.63
Assumed options from PingSafe acquisition	214,976	0.25
Exercised	(5,671,299)	4.04
Forfeited	(321,832)	8.25
Outstanding as of October 31, 2024	15,381,695	6.09
Vested and expected to vest as of October 31, 2024	15,381,695	6.09
Vested and exercisable as of October 31, 2024	12,091,725	$5.22
As of October 31, 2024, we had unrecognized stock-based compensation expense related to unvested options of $30.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.
Milestone Options
As of October 31, 2024, we had unvested milestone options to purchase 1,304,605 shares of Class B common stock subject to service-based, performance-based and market-based vesting conditions to our Chief Executive Officer under our 2013 Equity Incentive Plan.
During the three months ended October 31, 2024, no stock-based compensation expense was recognized related to milestone options due to the cancellation of certain milestone options. During the nine months ended October 31, 2024, $1.8 million of stock-based compensation expense was recognized related to milestone options. During the three and nine months ended October 31, 2023, we recorded $0.9 million and $2.7 million, respectively, of stock-based compensation expense. As of October 31, 2024, we had unrecognized stock-based compensation expense related to the milestone options of $6.0 million that is expected to be recognized over the remaining implied service period of 1.8 years.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $3.4 million and $10.2 million, respectively, during the three and nine months ended October 31, 2024. As of October 31, 2024, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $30.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 year.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $2.6 million and $6.3 million, respectively, during the three and nine months ended October 31, 2024. We recognized stock-based compensation expense of $3.2 million and $9.1 million, respectively, during the three and nine months ended October 31, 2023.
Modifications
During fiscal 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the exercise period of certain vested awards has been extended and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During the three and nine months ended October 31, 2024, we recognized an incremental charge of $3.8 million and $4.1 million, respectively, related to the Management Transitions. During the three and nine months ended October 31, 2023, we recognized an incremental charge of $2.4 million and $6.4 million, respectively.
During the three and nine months ended October 31, 2024, we cancelled certain PSUs (“Original PSUs”) subject to service-based and performance-based vesting conditions. In exchange for the cancelled Original PSUs, the employees were granted RSUs subject to only service-based vesting conditions. We expect to recognize an additional $4.1 million in expense over the requisite service period through the first quarter of 2028.
8.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
We had an effective tax rate of (2.0)% and (1.9)% for the three months ended October 31, 2024 and 2023, respectively, and (2.5)% and (1.5)% for the nine months ended October 31, 2024 and 2023, respectively. We have incurred U.S. operating losses and have profits or offsetting loss carryforwards in certain foreign jurisdictions.
9.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, restricted common stock, RSUs, PSUs, and shares purchased pursuant to our ESPP, and early exercised stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(78,364)	$(70,304)	$(217,653)	$(266,711)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	316,987,303	296,650,848	312,583,956	292,755,742
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.24)	$(0.70)	$(0.91)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of October 31,
	2024	2023
RSUs and PSUs	29,848,997	27,032,325
Stock options	15,381,695	25,378,792
Restricted common stock	1,500,299	19,594
ESPP	962,831	774,853
Shares subject to repurchase	—	26,264
Total	47,693,822	53,231,828
10.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our former Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. Defendants filed a motion to dismiss the amended complaint on September 16, 2024. We believe the case is without merit and defendants intend to defend the suit vigorously.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In June 2023, the Company sent a letter to Fortis seeking indemnification for certain claims, including for breaches by Attivo of its representations and warranties in the merger agreement. In its complaint, Fortis sought a declaratory judgment that the Company was not entitled to indemnification for the claims it had asserted, and that Fortis should recover the funds held in escrow. Fortis also alleged that the Company breached its representations and warranties in the merger agreement because its SEC filings allegedly contained materially false or misleading statements about the Company’s annualized recurring revenues. The Company believes Fortis’ claims were without merit. On November 3, 2023, the Company filed its answer to Fortis’ complaint. On the same day, the Company filed counterclaims against Fortis, in its capacity as the representative of the stockholders of Attivo, based on Attivo’s breach of several of its representations, warranties and covenants in the merger agreement. The Company’s counterclaims sought an order directing Fortis to comply with its contractual obligations to release funds set aside to indemnify the Company for its losses and any additional damages in excess of the indemnity fund. In November 2024, the action was voluntarily dismissed by both parties after a confidential settlement was reached. For additional information, see Note 4, Acquisitions - Additional Acquisition-related Information.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2024 and January 31, 2024.

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
11.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.3 million and $0.2 million, in matching contributions for the three months ended October 31, 2024 and 2023, respectively. There were $2.1 million and $2.0 million, matching contributions for the nine months ended October 31, 2024 and 2023, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.8 million and $0.8 million, respectively, for the three months ended October 31, 2024 and 2023. We recorded severance expenses related to these employees of $2.5 million and $2.6 million, respectively, for the nine months ended October 31, 2024 and 2023.
12.RESTRUCTURING
In June 2023, we announced a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $5.0 million in charges in connection with the Plan in the nine months ended October 31, 2023, which consists of $5.4 million in charges related to severance payments and employee benefits, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal on stock-based compensation expense. The charges related to inventory write-offs are recognized as cost of sales and not restructuring operating expenses in our condensed consolidated statements of operations. These costs were paid as of October 31, 2024. The actions associated with the Plan are expected to be fully complete by the end of fiscal 2025, subject to finalizing the disposition of certain office space.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,310 customers with annualized recurring revenue (ARR) of $100,000 or more as of October 31, 2024, up from 1,060 as of October 31, 2023. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of October 31, 2024, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 37% for the three months ended October 31, 2024 and 2023, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $210.6 million and $164.2 million for the three months ended October 31, 2024 and 2023, respectively, representing year-over-year growth of 28%. Our revenue was $595.9 million and $447.0 million for the nine months ended October 31, 2024 and 2023, respectively, representing year-over-year growth of 33%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended October 31, 2024 and 2023 was $78.4 million and $70.3 million, respectively, and our net loss for the nine months ended October 31, 2024 and 2023 was $217.7 million and $266.7 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget and other changes in economic conditions, and the impact of the change in the U.S. presidential administration or natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East, Ukraine and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor global macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted.

We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of October 31, 2024. We are closely monitoring the events of the armed conflict in the Middle East which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$210,648	$164,165	$595,940	$446,979
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Non-GAAP operating loss	$(10,681)	$(18,186)	$(28,122)	$(102,371)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
GAAP operating loss	$(89,120)	$(81,468)	$(249,101)	$(297,202)
Stock-based compensation expense	70,188	54,913	193,418	163,308
Employer payroll tax on employee stock transactions	947	649	4,173	2,126
Amortization of acquired intangible assets	6,448	7,094	20,571	21,068
Acquisition-related compensation	856	552	2,817	2,220
Inventory write-offs due to restructuring	—	—	—	720
Other restructuring charges	—	74	—	5,389
Non-GAAP operating loss	$(10,681)	$(18,186)	$(28,122)	$(102,371)
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

	As of October 31,
	2024	2023
	(in thousands)
Annualized recurring revenue	$859,657	$663,858
ARR grew 29% year-over-year to $859.7 million as of October 31, 2024, primarily due to high growth in the number of new customers purchasing our subscriptions and to additional purchases by existing customers.
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

	As of October 31,
	2024	2023

Customers with ARR of $100,000 or more	1,310	1,060
Customers with ARR of $100,000 or more grew 24% year-over-year to 1,310 as of October 31, 2024, primarily due to growth in the ARR of existing customers from additional purchases and to growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of October 31, 2024, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. A larger portion of our business mix was driven by new customers in 2024, which will open doors for platform adoption over time. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue	$210,648	$164,165	$595,940	$446,979
Cost of revenue(1)	53,260	43,765	154,096	131,015
Gross profit	157,388	120,400	441,844	315,964
Operating expenses:
Research and development(1)	70,453	52,306	192,376	161,730
Sales and marketing(1)	123,713	98,249	359,160	295,682
General and administrative(1)	52,342	51,239	139,409	151,425
Restructuring(1)	—	74	—	4,329
Total operating expenses	246,508	201,868	690,945	613,166
Loss from operations	(89,120)	(81,468)	(249,101)	(297,202)
Interest income	12,696	11,877	37,631	33,901
Interest expense	(38)	(1)	(110)	(1,213)
Other income (expense), net	(378)	605	(838)	1,655
Loss before income taxes	(76,840)	(68,987)	(212,418)	(262,859)
Provision for income taxes	1,524	1,317	5,235	3,852
Net loss	$(78,364)	$(70,304)	$(217,653)	$(266,711)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$5,810	$4,329	$16,243	$12,570
Research and development	22,816	15,634	61,092	45,876
Sales and marketing	18,612	14,085	55,568	40,362
General and administrative	22,950	20,865	60,515	65,560
Restructuring	—	—	—	(1,060)
Total stock-based compensation expense	$70,188	$54,913	$193,418	$163,308

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	25	27	26	29
Gross profit	75	73	74	71
Operating expenses:
Research and development	33	32	32	36
Sales and marketing	59	60	60	66
General and administrative	25	31	23	34
Restructuring	—	—	—	1
Total operating expenses	117	123	116	137
Loss from operations	(42)	(50)	(42)	(66)
Interest income	6	7	6	8
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(36)	(42)	(36)	(59)
Provision for income taxes	1	—	1	1
Net loss	(37)%	(42)%	(37)%	(60)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$210,648	$164,165	$46,483	28%
Revenue increased by $46.5 million primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$53,260	$43,765	$9,495	22%
Gross profit	$157,388	$120,400	$36,988	31%
Gross margin	75%	73%
Cost of revenue increased by $9.5 million primarily due to a $4.6 million increase in customer support costs which were primarily personnel-related expenses, a $3.7 million increase in cloud hosting usage charges to support our expanding business, and a $1.4 million increase in amortization of capitalized internal use-software due to the continued investment in our platform. Gross margin increased to 75%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$70,453	$52,306	$18,147	35%
Research and development expenses increased by $18.1 million primarily due to an increase in personnel-related expenses of $13.5 million, including an increase of $7.2 million related to stock-based compensation expense as a result of increased headcount, a $3.2 million increase in allocated overhead costs, and an increase of $1.3 million in cloud hosting expenses driven by expanded research and development activities.
Sales and Marketing

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$123,713	$98,249	$25,464	26%
Sales and marketing expenses increased by $25.5 million primarily due to an increase in personnel-related expenses of $14.9 million, including an increase of $4.5 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in marketing-related expenses of $8.4 million due to overall business growth and further investment in marketing activities.
General and Administrative

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$52,342	$51,239	$1,103	2%
General and administrative expenses increased by $1.1 million primarily due to an increase in personnel-related expenses of $3.0 million, including an increase of $2.1 million in stock-based compensation expense as a result of increased headcount. The increase was partially offset by a decrease of $2.2 million in litigation expenses due to lower settlement charges during the three months ended October 31, 2024. These settlement charges include amounts related to the Fortis litigation settlement, see Note 10, Commitments and contingencies - Fortis Litigation in Part I, Item 1 of this Quarterly Report for more details.
Restructuring

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Restructuring	$—	$74	$(74)	100%
Restructuring charges decreased by $0.1 million due to activities undertaken pursuant to the Plan announced in June 2023. The decrease includes severance and employee benefit charges of $0.1 million.

Interest Income, Interest Expense, and Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$12,696	$11,877	$819	7%
Interest expense	$(38)	$(1)	$(37)	3700%
Other income (expense), net	$(378)	$605	$(983)	(162)%
Interest income increased $0.8 million driven by higher income earned from investments in marketable securities during the three months ended October 31, 2024. The change in other income (expense), net is primarily due to a decrease in net gains on strategic investments and net foreign currency exchange fluctuations.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$1,524	$1,317	$207	16%
The provision for income taxes increased for the three months ended October 31, 2024, compared to the three months ended October 31, 2023 primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$595,940	$446,979	$148,961	33%
Revenue increased by $149.0 million from $447.0 million for the nine months ended October 31, 2023 to $595.9 million for the nine months ended October 31, 2024, primarily due to a combination of sales to new customers and sales of additional endpoints and modules to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$154,096	$131,015	$23,081	18%
Gross profit	$441,844	$315,964	$125,880	40%
Gross margin	74%	71%
Cost of revenue increased by $23.1 million from $131.0 million for the nine months ended October 31, 2023 to $154.1 million for the nine months ended October 31, 2024, primarily due to an increase of $13.8 million in customer support costs which were primarily personnel-related expenses, a $5.8 million increase in cloud hosting usage charges to support our expanding business, and a $3.7 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin increased from 71% for the nine months ended October 31, 2023 to 74% for the nine months ended October 31, 2024, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development expenses	$192,376	$161,730	$30,646	19%
Research and development expenses increased from $161.7 million for the nine months ended October 31, 2023 to $192.4 million for the nine months ended October 31, 2024, primarily due to an increase in personnel-related expenses of $22.1 million, including an increase of $15.2 million related to stock-based compensation expense as a result of increased headcount, a $6.8 million increase in allocated overhead costs, and an increase of $2.5 million in cloud hosting expenses driven by expanded research and development activities.
Sales and Marketing

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing expenses	$359,160	$295,682	$63,478	21%
Sales and marketing expenses increased from $295.7 million for the nine months ended October 31, 2023 to $359.2 million for the nine months ended October 31, 2024, primarily due to an increase in personnel-related expenses of $41.7 million, including an increase of $15.2 million in stock-based compensation expense as a result of increased headcount. In addition, there was an increase in marketing-related expenses of $16.9 million, and a $2.5 million increase in sales-related expenses due to overall business growth and further investment in marketing activities.

General and Administrative

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative expenses	$139,409	$151,425	$(12,016)	(8)%
General and administrative expenses decreased from $151.4 million for the nine months ended October 31, 2023 to $139.4 million for the nine months ended October 31, 2024, primarily due to a decrease of $5.0 million in stock-based compensation expense due to the higher stock modifications expenses during the nine months ended October 31, 2023. In addition, there was a $4.7 million increase in overhead expenses allocated out, and a decrease of $3.0 million in litigation expenses due to lower settlement charges during the nine months ended October 31, 2024. These settlement charges include amounts related to the Fortis litigation settlement, see Note 10, Commitments and contingencies - Fortis Litigation in Part I, Item 1 of this Quarterly Report for more details.
Restructuring

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Restructuring	$—	$4,329	$(4,329)	100%
Restructuring charges decreased by $4.3 million due to activities undertaken pursuant to the Plan announced in June 2023. The decrease includes severance and employee benefit charges of $5.4 million incurred during the nine months ended October 31, 2023, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Nine Months Ended October 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$37,631	$33,901	$3,730	11%
Interest expense	$(110)	$(1,213)	$1,103	(91)%
Other income (expense), net	$(838)	$1,655	$(2,493)	(151)%
Interest income increased $3.7 million as a result of higher income earned from investments in marketable securities during the nine months ended October 31, 2024. Interest expense decreased primarily due to a reduction in the amortization of the discount related to acquisition-related liabilities. The change in other income (expense), net is primarily due to a decrease in net gains on strategic investments.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$5,235	$3,852	$1,383	36%
The provision for income taxes increased for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.

We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities, payments received from our customers, and borrowings under a now-terminated loan and security agreement, and we have generated operating losses, as reflected in our accumulated deficit of $1.6 billion and $1.3 billion as of October 31, 2024 and January 31, 2024, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. As of October 31, 2024 and January 31, 2024, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.1 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$37,129	$(62,192)
Net cash (used in) provided by investing activities	$(85,898)	$27,561
Net cash provided by financing activities	$31,667	$23,782
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
Cash provided by operating activities during the nine months ended October 31, 2024 was $37.1 million, primarily consisting of our net loss of $217.7 million and $12.6 million used by net changes to our operating assets and liabilities, offset by adjustments for non-cash items of $267.4 million. The main drivers of the changes in operating assets and liabilities were a $60.1 million increase in deferred contract acquisition costs, a $17.2 million decrease in deferred revenue, a $4.7 million decrease in accrued payroll and benefits and a $3.9 million decrease in operating lease liabilities. These amounts were partially offset by a $50.0 million decrease in accounts receivable due to timing of cash received from customers, an increase of accrued liabilities of $14.6 million, a $6.0 million decrease in prepaid expenses and other assets, and a $3.0 million increase in accounts payable due to timing of invoices received from vendors.
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
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2024 was $85.9 million, consisting of $597.6 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and $19.8 million of capitalized internal-use software costs. These amounts were partially offset by $594.9 million of investment sales and maturities.
Cash provided by investing activities during the nine months ended October 31, 2023 was $27.6 million, consisting of $504.3 million of investment sales and maturities, partially offset by $462.5 million of investment purchases, $9.7 million of capitalized internal-use software costs, and $3.4 million of patent purchases.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2024 was $31.7 million, primarily consisting of $22.9 million of proceeds from the exercise of employee stock options and $8.8 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
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
Interest Rate Risk
As of October 31, 2024, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, corporate notes and bonds and U.S. government securities. We also had $69.2 million of restricted cash as of October 31, 2024, primarily due to acquisition-related liabilities, and to a lesser extent, outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $8.0 million change in the fair market value of our investment portfolio as of October 31, 2024.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies for the nine months ended October 31, 2024 and October 31, 2023 would not have had a material impact on our operating results.
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
•A security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 64% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $78.4 million and $70.3 million for the three months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $1.6 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, particularly now that we are no longer an emerging growth company. Our revenue growth is expected to slow as we grow and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, our restructuring plan in June 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the change in the U.S. presidential administration, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the change in the U.S. presidential administration, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
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
•the timing and success of new product and service introductions by us, or any other competitive developments, including consolidation among our customers or competitors;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the change in the U.S. presidential administration, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East, Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

Moreover, the U.S. capital markets specifically have experienced and continue to experience extreme volatility and disruption. Inflation rates in the U.S. significantly increased in 2022 and 2023, resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the global macroeconomic environment and regulatory action may adversely affect our business, operating results, and financial condition.
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
We incorporate generative AI into our offerings, including our Purple AI solution dedicated to threat-hunting, analysis and response. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of generative AI in our business. For example, language models may provide flawed results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analyses or other content that our AI initiatives produce. Our generative AI solutions are reliant on third-party foundation models that may change their availability or commercial model in a manner that negatively affects our offering. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in our Purple AI solution. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results.

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
A security incident against us, whether actual, alleged, or perceived, would harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,300 employees as of October 31, 2023, to over 2,700 employees as of October 31, 2024. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
Our business is subject to the risks of liability, indemnity and warranty claims, from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. The sale and support of our platform also entails the risk of liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our platform by our employees, customers and third-parties, however, these measures may not fully or effectively protect our platform from unauthorized access.
Additionally, we typically provide indemnification to customers and partners we do business with for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our master subscription agreement. We also provide limited liability in the event of certain breaches of our master subscription agreement. Certain of these contractual provisions survive termination or expiration of the applicable agreement. However, as we continue to grow, indemnification claims against us for the obligations listed may increase.
When our customers or other third parties whom we do business with make intellectual property rights or other indemnification claims against us, we incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.
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
We regularly review key business metrics, including our ARR, number of customers with ARR of $100,000, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our key metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment of approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
Risks Related to our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of the Board of Directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business. Further, we maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of October 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our workforce and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
We also collect information about cyber threats from open sources, intermediaries and third parties that we make available to our customers in our threat industry publication. Although we take precautions to prevent our information collection practices and services from being provided in violation of such laws, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
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
Moreover, the rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, in Europe, the E.U. AI Act entered into effect on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions becoming applicable starting February 2025. The E.U. AI Act aims to introduce a common and regulatory framework for AI through regulating AI providers and entities making use of AI tools in a professional capacity. Further, the E.U. AI Act may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our offerings.
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
•the global political, economic and macroeconomic climate, including but not limited to, the change in the U.S. presidential administration, actual or perceived instability in the banking industry, labor shortages, supply chain disruptions, potential recession, inflation, and fluctuating interest rates;

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

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 64% of the voting power of our capital stock as of October 31, 2024, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of October 31, 2024, the holders of our outstanding Class B common stock hold approximately 64% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel-Aviv, Israel and had approximately 11% of our personnel in Israel as of October 31, 2024. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to ESG matters both in the U.S. and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Other Information
None.
(c) Insider Trading Arrangements and Policies
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1#	Offer Letter between Barbara Larson and SentinelOne, Inc. dated September 5, 2024
10.2#+	Separation and Release Agreement between David Bernhardt and SentinelOne, Inc., dated September 10, 2024
10.3#	Form of Change of Control and Severance Agreement for Non-CEO Executive Officers
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

SENTINELONE, INC.

Date: December 4, 2024	By:	/s/ Barbara Larson
Barbara Larson
Chief Financial Officer
(Principal Financial Officer)