Form 10-K
period 2025-01-31
SentinelOne, Inc.
filed 2025-03-26
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2024, based on the closing price of $22.90 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $5.5 billion.
As of March 21, 2025, the registrant had outstanding 315,457,767 shares of Class A common stock and 14,199,417 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (SEC) within 120 days after the end of the registrant’s fiscal year ended January 31, 2025 to which this Annual Report on Form 10-K relates.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the changes in U.S. federal spending, changes in tariffs and trade restrictions, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, and interest rate volatility;
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts around the world;
•the impact of actions that we are taking to improve operational efficiencies and operating costs;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of PingSafe Pte. Ltd. (PingSafe) and Stride Security Ltd. (Stride) in February 2024;
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

PART I
ITEM 1.    BUSINESS
Overview
Cybersecurity is indispensable to our digital way of life, with millions of cyberattacks resulting in trillions of dollars in damages. We are in the midst of a generational shift in cybersecurity, ushered in by the ongoing digital transformation of the enterprise and the rise of AI. Attacks can inflict damages that span operational disruption, leadership change, loss of customer trust, and intellectual property theft, among others. The persistence and speed of cyberattacks clearly shows that there is a long way to go from here. Enterprises must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time at machine speed—empowering human operators with the speed, scale, visibility, and precision of technology.
We envisioned a revolutionary data and AI paradigm where technology alone could autonomously prevent, detect, and respond to cyberattacks. It is time to fight machine with machine. We pioneered the world’s first purpose-built AI-powered Extended Detection and Response (XDR) platform to make cybersecurity defense truly autonomous. Our autonomous cybersecurity solutions are intelligent and data-driven systems that learn and evolve on their own—working to make the world more secure. By leveraging AI and our fully unified security data lake for analytics, our Singularity Platform instantly defends against cyberattacks—performing at a faster speed, greater scale, and higher accuracy than otherwise possible from any single human or even a crowd. Our generative AI technology, Purple AI, unifies the entire platform experience, supercharges the security operations, and delivers improved efficiency with threat-hunting capabilities across multiple attack vectors.
Our Singularity Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We aim to build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are able to be highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform.
Furthermore, our Singularity Platform provides visibility across an organization’s digital assets through a fully-integrated console, making it easier and faster for security teams to search through petabytes of data to investigate incidents and hunt threats. Singularity is designed to offer multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
For each endpoint, cloud workload, user identity and security data lake, we are able to run highly optimized AI models in a single lightweight software agent. Our Static AI model can predict file-based attacks of all types, even previously unknown threats, often referred to as “zero-day” attacks, with extreme precision in milliseconds. Our Behavioral AI can model, map, monitor, and link all behaviors to create rich, contextual narratives that we call Storylines. These high-fidelity Storylines are continuously evaluated by our Behavioral AI model, which contributes to our best-in-class detection capabilities. Our generative AI empowers security teams to unify, accelerate, and simplify security operations. When activity is deemed a threat, our software is designed to autonomously take action to stop the attack. Because Storylines contain a complete record of unauthorized changes made during an attack, users can remediate or roll back unauthorized changes with a single click.
The power to turn back time on a device is unique in the market. It is the ultimate safety net and exemplifies autonomous cybersecurity. Therefore, our software can eliminate manual, expensive, and time-consuming incident cleanup. In the cloud, our platform can aggregate Storylines. Our Streaming AI can detect anomalies that surface when multiple data feeds are correlated with additional external and internal data. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform enables analysts to quickly and easily search through petabytes of data to investigate incidents and proactively hunt threats.
Singularity’s protection and visibility extend across critical enterprise surfaces, including traditional endpoints, cloud workloads, identity credentials, unmanaged devices, and Internet of Things (IoT) devices. This can empower security analysts of all skill levels to hunt, investigate, and remediate even the most sophisticated threats across the network leveraging automated context provided by our AI-powered security. Our proprietary data stack, Singularity

Data Lake, and cloud architecture enable us to retain this rich, contextual data on behalf of our customers for extended periods of time in a highly cost-efficient manner. All of this threat intelligence is fed back into our AI models and Purple AI, further strengthening our algorithms and creating a strong flywheel effect that deepens our competitive moat.
Singularity can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous information technology (IT) environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which enables the world’s largest organizations, managed security providers and incident response partners with an excellent management experience. Our customers are able to realize improved cybersecurity outcomes with fewer people.
Singularity is used globally by organizations of all sizes across a broad range of industries. Our AI and automation driven approach to cybersecurity has been adopted by some of the world’s largest organizations. As a result, we have grown rapidly since our inception. Our revenue for fiscal 2025 and 2024 was $821.5 million and $621.2 million, respectively, representing year-over-year growth of 32%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2025 was $288.4 million compared with a net loss of $338.7 million in fiscal 2024.
Industry Background
Cybersecurity is fundamentally a data problem. Advances in AI, specifically machine learning (ML), where algorithms use data to make decisions with minimal human intervention, are already revolutionizing fields such as healthcare, advertising, and securities trading. We believe that AI is ripe for revolutionizing cybersecurity. First, organizations need to ingest, normalize, and correlate petabytes of structured and unstructured data from a myriad of external and internal data in a cost efficient manner. Second, organizations need to apply powerful AI models to this high-fidelity contextual data to automatically detect known and unknown threats, then autonomously remediate and neutralize such threats. It is critical that we harness the power of data and AI to protect our digital way of life.
Stakes are high for organizations and cybercriminals alike. The exponential growth of sensitive customer and business data has simultaneously made many organizations and governments the target of highly sophisticated cybercriminals. Powered by very large networks of individual attackers distributed worldwide, cybercrime is practically infinite in scale and transcends geographical boundaries. To gain access to an organization’s data, cybercriminals target endpoints, applications, and user credentials and deploy a variety of sophisticated methods in the form of attack frameworks, ML, weaponized exploits, fileless techniques, and social engineering. As a result, solutions that help strengthen and scale cyber defenses cost effectively are a top-level priority for organizations today.
Tectonic shifts in IT require a “Zero Trust” operating procedure. With millions of remote devices accessing thousands of applications running in public, private and hybrid clouds, traditional perimeter-based security controls are bypassed, and organizations have to operate in a “Zero Trust” IT environment. The attack surface continues to expand rapidly, and the notion of a corporate perimeter protected by firewalls is a relic of the past, making endpoints and cloud workloads the epicenter, and protection software the first, and last, line of defense. Several tectonic shifts in IT have increasingly left companies vulnerable including:
•Rapid adoption of cloud computing. Cloud computing has become a strategic imperative for organizations to accelerate their digital transformation. Security and compliance are a shared responsibility model between cloud infrastructure providers and their customers, and organizations are looking for technology solutions that protect their growing cloud workloads while enabling flexible deployment options across public, private and hybrid clouds.
•The operating system landscape is more complex than ever before. The diversification of IT, the trend towards hybrid work environments, and bring your-own-device policies have brought Macs and other devices into today’s organizations. Organizations are looking for cybersecurity solutions that deliver comprehensive defense capabilities and feature parity across a large variety of operating systems, including Windows, macOS, and Linux, without burdening their IT teams.
•Proliferation of connected devices. Billions of connected devices are online today and the numbers are only expected to increase. Many of these devices have little to no built-in security capabilities. Cybercriminals are increasingly exploiting inherent vulnerabilities in these devices to breach organizations. Unmanaged devices are especially vulnerable. As a result, the attack surface has exploded. As a result, visibility across connected devices and continuous assessment of their risk profiles have become top priorities for organizations.
•Remote and hybrid work is here to stay. As companies continue to adopt and maintain remote and hybrid work practices, the risk of cyberattacks has increased. As a result of the accelerated structural shift towards a distributed workforce, organizations are increasingly looking for cybersecurity solutions that safeguard their remote workforce and employee credentials.
Sophisticated cyberattacks circumvent existing security controls. Cyberattacks have evolved from malware to highly sophisticated, organized and large-scale attacks by malicious insiders, criminal syndicates, and nation-states seeking to circumvent existing security controls and undermine critical societal functions through a variety of attacks. Modern attacks are fast acting and can breach organizations, exfiltrate data, demand ransoms, and disrupt operations within seconds. Alternatively, some attacks, such as advanced persistent attacks and targeted attacks, are designed to breach organizations and stealthily infiltrate across assets, steal data, facilitate future attacks, or cause other harm over a long period while operating undetected. In addition, threat actors are using generative AI to increase the sophistication, frequency, and speed of cyberattacks. The new challenges in the security landscape require autonomous security powered by AI and ML.
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
Limitations of Legacy Solutions
Organizations must deploy solutions that enable them to stay one step ahead of attackers and address intrusion attempts in real-time. As attackers up the ante by developing new skills and deploying new tactics and techniques, legacy tools are often unable to prevent and respond effectively to breaches. The result is a rising number of successful high-profile attacks.
Key limitations of legacy tools are that they:
•Cover a limited spectrum of cyber threats. Legacy tools, such as signature-based approaches, human-powered monitoring, application whitelisting and sandboxing, are each effective under limited circumstances, but lack the ability to detect the full spectrum of threats that organizations face. For example, signature-based approaches can detect attacks that have been seen previously, but are incapable of preventing a wide range of attacks, such as unknown malware, ransomware, modified versions of previously known attacks and the exploitation of zero-day vulnerabilities. They also lack the ability to detect and prevent an increasing number of fileless attacks, that deposit no malware, but instead exploit operating system vulnerabilities and use trusted tools within IT environments. In general, we believe enterprises need to take a more holistic view of security protection across endpoints, cloud environments, and identity credentials. A unified AI-based platform approach is needed to deliver comprehensive protection, visibility, and user experience. As a result, despite deploying a myriad of point solutions, organizations have continued to suffer huge losses from cyberattacks.
•Utilize AI approaches that rely on humans to power protection mechanisms. First-generation AI tools cannot handle the volume, variety, and velocity of data that must be ingested and analyzed, in real-time, to effectively prevent breaches. These tools often rely on ineffective pattern-matching algorithms in the cloud that generate so much “noise” that human intervention is required to extract useful “signals.” Without curated, contextual data, these tools generate more alerts that need to be analyzed by humans. They cannot take action at machine speed and are thus unable to detect and prevent or stop many fast-acting attacks. Additionally, due to communication latency with the cloud, these tools cannot generate actionable insights in real-time, which is required to stop many current threats.
•Lack long-term data visibility to proactively investigate advanced threats. Many existing detection and response tools lack the capability to store large sets of historical data cost efficiently, and consequently often only offer limited data retention capabilities. This results in only partial datasets being available for threat hunting and time bound retrospective forensic analysis. Limited historical data makes full incident investigation challenging for security personnel, as they are unable to go back in time and see how the attack breached the organization and progressed.
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
Our Revolutionary Autonomous Approach to Cybersecurity
Our AI-powered Singularity Platform defines and delivers enterprise-wide security across diverse attack vectors — powered by a single, unified data and security architecture. Our platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of disparate external and internal sources in real-time. We build rich context by constructing a dynamic representation of data across an organization. As a result, our AI models are highly accurate, actionable, and autonomous. Furthermore, our platform provides visibility across an organization’s digital assets through one console, making it easier and faster for analysts to search through petabytes of data to investigate incidents and hunt threats. Singularity offers multi-tenancy and can be deployed on a diverse range of environments that our customers choose, including public, private, or hybrid clouds.
Singularity Platform Capabilities and Our Competitive Strengths
•Protects against present and future cyber threats. A combination of our powerful Static AI and Behavioral AI locally on the device with Streaming AI models in the cloud addresses the spectrum of attacks in an evolving threat landscape, including ransomware, known and unknown malware, trojans, hacking tools, memory exploits, script misuse, bad macros, and “living off the land,” file-less, or AI-based attacks. When our on-device ML models assess how an endpoint behaves, they are completely independent of the attack vector itself or any further updates and configurations.
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
•Provides autonomous protection and remediation. Powered by our AI and Storyline technology, our agents can defend and heal endpoints autonomously and in real-time by stopping malicious processes, quarantining, remediating, and even rolling back events to surgically keep endpoints clean. Rollbacks can be performed autonomously and in real-time, eliminating the need for manual, expensive, and time-consuming incident cleanup. Further, Purple AI allows security teams to quickly identify and respond to threats through natural language queries and automated investigation workflows, significantly reducing response times.
•Enables facilitated, as well as fully automated, incident investigation and proactive threat hunting. Our platform gives security teams the ability to search their IT assets for behavioral indicators via a single-click interface. Our platform’s unified visibility and contextual data empower security analysts of all skill levels to run queries at very fast speeds, and quickly understand the root causes behind the most complex threats. Purple AI supercharges the security analyst experience, with simplified user experience, improved efficiency, and more holistic hunting capabilities.
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
•Flexible deployment model that delivers rapid time to value. Our Singularity Platform can be quickly and easily deployed on a diverse range of environments for our customers, and without extensive configuration or maintenance, including the public, private or hybrid cloud, making it relevant for organizations of all sizes with varying compliance and regulatory requirements. In addition, our platform solutions offer unprotected device discovery and innovative peer to peer installation.

•Rich partner ecosystem. We have deep partnerships with many of the leading Independent Software Vendors (ISVs), alliance partners with whom we engage in joint technology and/or go-to-market strategies; and channel partners, such as distributors, resellers, Managed Service Providers (MSPs), Managed Security Service Providers (MSSPs), Managed Detection and Response Providers (MDRs), Original Equipment Manufacturers (OEMs), and Incident Response (IR) firms. Our partner relationships provide us with significantly broader market reach. As a result, many of our partners act as force multipliers and broaden our market reach. By empowering MSPs, MSSPs, MDRs, and IR firms with our technology and through our deep partnerships with them, we benefit from the market penetration of those entities.
•Quality and access of cybersecurity and AI talent. Our thought leadership in security and AI, combined with our award-winning culture, allows us to attract and retain some of the best talent at a global scale. It allows us to develop state-of-the-art solutions, innovate faster, and solve many of the industry’s most complex problems.
We believe our leading security and platform breadth positions us well to consolidate and elevate cybersecurity spend across multiple categories. Over time, we believe this unification of the prevention, detection and response paradigm will create new opportunities for additional products and features.
Growth Strategy
Key elements of our growth strategy include:
•Continue to innovate and enhance our cybersecurity and data platform. We will continue to expand our platform by developing new modules to include greater functionality and address additional use cases. As a pioneer in autonomous and AI-based cybersecurity, we have established a track record for expanding our platform capabilities with new modules. Through the convergence of cybersecurity and data, we intend to bring our customers and prospects a variety of differentiated cybersecurity-first, AI-powered, and enhanced data analytics offerings. Having access to some of the world’s top cybersecurity and AI talent through our distributed workforce model and our research and development centers across North America, Europe, the Middle East, and Asia allows us to continue hiring top technical talent and innovate to maintain our leading position.
•Drive new customer acquisition. We have customers, ranging from large enterprises, such as Fortune 500 companies, to small and medium-sized businesses around the world. We intend to continue to add new customers through a product-first approach. This approach enables us to build trusted relationships with a large and rapidly growing group of highly influential managed service and incident response providers, as opposed to creating a dynamic of competition that generates friction between product vendors and service providers. As a Federal Risk and Authorization Management Program (FedRAMP) High certified vendor, we are currently authorized to operate under the FedRAMP, and we intend to further grow our footprint within the U.S. federal government. We intend to continue to build our relationships with our channel partners, including MSPs, MSSPs, MDRs, OEMs, and IR firms, as well as our alliance partners to expand our market reach.
•Increase adoption within our customer base. We have successfully grown our revenue from our customer base as they deploy additional licenses and expand the use of our platform by adopting adjacent solutions. As we enhance our platform functionality and value proposition, we expect many of our customers to adopt additional platform functionalities and Singularity modules to address all of their cybersecurity use cases through the same platform. Our customers can seamlessly activate additional platform solutions to adopt more product offerings. Platform-driven growth has been broad-based with notable strength from our cloud security, data, and Purple AI solutions. Our platform also enables us to show in-product promotions and trials and drive the expansion of our Singularity Modules. The success of our land-and-expand strategy is evidenced by our dollar-based net retention rate of 110% as of January 31, 2025.
•Expand our global footprint. Revenue generated outside of the U.S. was 37% for fiscal 2025, compared to 36% for fiscal 2024. We intend to continue to grow our international customer base by increasing our investments in international operations. We are continuing to invest and hire talent to expand our business in Asia-Pacific and Europe, the Middle East and Africa, and Latin America.
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
Our Singularity Platform
Our Singularity Platform delivers AI-powered autonomous threat prevention, detection, response, and exposure management capabilities across an organization’s endpoints, cloud workloads, and identity credentials, enabling seamless and autonomous protection against a full spectrum of cyber threats. We built our platform to be deployed as a cloud service in public, private, and hybrid cloud environments. We further offer customers a broad set of capabilities through our platform solutions.
Our platform capabilities are connected through three key patented technologies:
•Data Analytics. Our data analytics technology can ingest, correlate, and query petabytes of structured and unstructured data from disparate external and internal sources at machine speed.
•AI Models. Our Static, Behavioral, and Streaming AI technologies run in a distributed manner on our data cloud as well as on every endpoint, cloud workload, or user identity we protect. We overlay the entire experience with Purple AI, using generative AI to improve the efficiency and effectiveness of overall security operations.
•Storyline. Our Storyline technology builds a model of real-time running processes and their behaviors, to create rich, contextual data narratives which become the input to our Behavioral AI model. Storyline is the foundation of our security offerings providing unprecedented levels of visibility, with contextual information for benign and malicious processes.
Advanced Platform Capabilities
•Binary Vault. Enables customers to store and download copies of any file that has been executed in their environment for forensic review and reverse engineering. Binary Vault can store a copy of every known binary, both benign and malicious, that executes across an enterprise.
•Remote Script Orchestration (RSO). Enables enterprises and incident responders to investigate and respond to threats on multiple endpoints across the organization remotely, enabling them to easily manage their entire fleet. Our remote script orchestration capability allows concurrent execution of custom and preset scripts across an enterprise, instead of having to triage with a device-by-device approach.
•Storyline Active Response (STAR). STAR gives users the capability to set custom Indicators of Compromise (IOC) based rules for real-time analysis, alerting, and automatic response workflows. Our STAR module is also capable of ingesting threat intelligence feeds to enhance and correlate analyses.
•Data Retention. Modern attacks can take days and weeks to initiate after infiltration. Therefore, it is critical for a security solution to provide visibility for extended periods of time. This enhances both retrospective analysis and proactive hunting measures. We offer data retention for up to three years or more to provide maximum value from our Deep Visibility Threat Hunting module.
•Cloud Funnel. Allows organizations to export their data in real-time to their private data lakes, whether locally-hosted or in the cloud. It securely streams a copy of all endpoint telemetry to a customer’s local data lake for further correlation with other security tools, while allowing offline data storage for audit and compliance.
Proprietary Security Data Lake
Singularity Data Lake (SDL) is our fully integrated security data lake that seamlessly fuses together the data, access, control, and integration planes of Endpoint Protection (EPP), Endpoint Detection and Response (EDR), Cloud Workload Security (CWS), Identity Protection, and IoT security into a centralized platform. With our Singularity Platform, enterprises gain visibility and access to their security data through a single pane of glass across multiple sources. SDL was designed with the goal of optimizing scale, cost and performance what we call the Golden Ratio of Big Data. This is achieved using innovative data structures, storage systems, and algorithms:
•Ingest. Our platform can ingest structured and unstructured data from any source, with little to no manual configuration and at unprecedented speed and scale.
•Normalize. Aligns every data point to extract the shared elements regardless of origin and to produce true insights.
•Correlate. We correlate events from multiple sources into Storylines which contain event data, both benign and malicious, in a context-rich format for easy understanding.
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
IT and Security Operations
Our Singularity Platform enables security and IT teams to identify software or application vulnerabilities, fix insecure configurations, and manage endpoints. Vulnerable and misconfigured applications make it easier for attackers to gain entry and evade detection. Addressing these vulnerabilities and misconfigured settings strengthens the security risk profile of our customers. Our platform has the following capabilities: Application Inventory, Scanless Vulnerability, Assessment, Device Control, Native Operating System Host Firewall Control, and File Integrity Monitoring.
Singularity Platform Solution Offerings
Our Singularity Platform offers a highly flexible deployment model. It is primarily hosted in Amazon Web Services (AWS) in multiple regions across North America, Europe, Asia Pacific, and AWS GovCloud. Our platform can also be hosted in Google Cloud, as well as customers’ on-premise data centers, and private and hybrid cloud environments for organizations with specialized hosting and data sovereignty needs.

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
•Singularity Control. Made for organizations seeking best-of-breed security with the addition of our “security suite” features for endpoint management. It provides additional features for controlling network connectivity, USB and Bluetooth peripherals, and uncovering rogue devices.
•Singularity Complete. Our flagship offering includes a comprehensive suite of EDR product capabilities.
•Singularity Commercial. Provides AI-powered foundational protection for identities, endpoints, and the cloud.
•Singularity Enterprise. Provides comprehensive protection across endpoints, cloud, and identities as well as cost-effective services to safeguard businesses.
Generative AI-Security Agent (Purple AI)
Purple AI is powered by our generative AI-security innovation and is fully-integrated across Singularity solutions. It helps organizations achieve more autonomous Security Operations (SOC). Today’s security teams face a sophisticated threat landscape and endless alert queues. Purple AI delivers industry-leading AI capabilities to reduce mean time to detect, hunt and investigate risks to your business.
Security Information and Event Management (SIEM)
Powered by Singularity Data Lake (SDL), Singularity AI-SIEM is a cloud-native SaaS solution that redefines security operations. By eliminating data schema requirements from the ingestion process and index limitations from querying, Singularity AI-SIEM can process massive amounts of live data in real time, delivering log management, data analytics, and alerting with unparalleled speed, performance, and efficiency.
Singularity AI SIEM offers enterprise visibility, real-time detection, and enhanced productivity. This helps improve overall security posture, boost cyber resilience, increase SOC efficiency, and maintain compliance. Singularity AI-SIEM is built for the cloud and offered as a cloud service, freeing up engineering resources from managing data refineries.
Endpoint Security (EPP and EDR)
Our next-generation endpoint security provides autonomous real-time protection across all operating systems, including Windows, Linux, macOS, and cloud-native and containerized workloads. Our endpoint protection is powered by distributed AI which resides both on devices as well as in the cloud for always-on, machine-speed protection. It is capable of autonomous decision making on the device and stopping threats in milliseconds rather than minutes, hours or even days. We are able to provide superior performance compared to traditional signature-based antivirus tools and earlier next-generation antivirus products with the following three key capabilities:
•Static AI. Our on-device AI model can detect file-based attacks, even those that are previously unknown zero-day exploits, with extreme precision in milliseconds. Our Static AI model is the output of a supervised ML cycle that is trained on a continuously evolving data set from billions of files coupled with data from multiple threat intelligence sources, including our proprietary Embedded Threat Intelligence.
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
Our endpoint security also covers mobile devices including iOS, Android, and ChromeOS devices. It delivers mobile threat defense that is local, adaptive, and real-time, to thwart mobile malware and phishing attacks at the device, with or without a cloud connection. Our leading on-device behavioral AI product dynamically detects never before seen malware, phishing, exploits, and man-in-the-middle attacks. Singularity Mobile provides security and data privacy to support zero trust.
Cloud Security
We offer both agent and agentless cloud security capabilities in a comprehensive CNAPP. Offering these in a unified security platform helps reduce operational complexity and improve integrated protection and remediation capabilities.
Our agent-based CWS solution extends distributed, autonomous endpoint protection, detection, and response to compute workloads running in public clouds, private clouds, and on-premise data centers. Our runtime protection delivers prevention, detection, response and hunting functionalities purpose-built for these environments. We offer full-fledged EPP and EDR for servers, virtual machines, and containerized workloads. Our Cloud Application Control locks down the running image of servers and containers to prevent configuration drift and protect against unauthorized changes, in line with best practices for cloud workload security.
Our agentless CNAPP delivers multi-cloud insights spanning asset discovery, misconfigurations, vulnerability management, and more. Our CNAPP solutions include:
•Cloud Security Posture Management (CSPM) automatically and continuously identifies and responds to cloud misconfigurations and reports on compliance with industry benchmarks. Furthermore, it detects vulnerabilities in cloud infrastructure including infrastructure as a code (IoC) scanning, secret scanning, and code to runtime monitoring across major cloud services (AWS, GCP, Azure, Oracle, Alibaba, and more).

•Cloud Infrastructure Entitlement Management (CIEM) offers identity management, access controls, continuous monitoring, and advanced analytics to enforce zero-trust network security principles from a centralized console.
•Cloud Data Security (CDS) protects cloud environments from the spread of malware through automated file threat analysis. Customers receive protection from malicious files in Amazon Simple Storage Service (S3) and NetApp. Our AI-powered threat detection delivers unparalleled visibility and proactive protection against advanced threats, ensuring security and compliance.
•AI Security Posture Management (AI-SPM) helps address the evolving risks associated with generative AI. AI-SPM was designed to safeguard AI models and pipelines deployed on managed AI services such as Amazon SageMaker, Amazon Bedrock, Azure OpenAI, and Google Vertex AI.
Identity Security
Our identity security solutions act as a force multiplier for security teams, allowing them to assume a more robust security posture and extend the capabilities of the Singularity Platform to protect user credentials. Our Singularity Identity solution detects and responds to identity-based attacks and finds attackers early, before they can exploit identities. Our identity solution also reduces the potential attack surface and proactively increases security by identifying misconfigurations and credential exposures that create attack paths for attackers to move laterally. Our identity security portfolio includes:
•Singularity Identity Threat Detection and Response (ITDR) detects real-time identity attacks across the enterprise that target identity access management services like Entra ID. It delivers holistic identity threat detection and response including credential theft, privilege escalation, lateral movement, data cloaking, identity exposure, and more for zero trust cybersecurity.
Exposure and Vulnerability Management
Our vulnerability management solutions enable control of the enterprise network attack surface in real time by discovering, identifying, and containing any device-based threat. Exposure Management leverages the presence of our software in an organization’s network to track assets, create an Enterprise Asset Map, perform network segmentation, deploy our agents to unprotected devices, and provide risk scores. Ranger provides organization-wide inventory and control of IoT devices by discovering connected devices, including virtual machines, containers, and IoT devices such as printers, smart TVs, and thermostats. These solutions include:
•Ranger Entra ID uncovers vulnerabilities in identity infrastructure and credentials such as Entra ID with a cloud-delivered, continuous identity assessment solution. It provides instant Active Directory visibility of misconfigurations, suspicious password changes, credential harvesting, unauthorized access, and more.
•Extended Security Posture Management (xSPM) addresses the lack of visibility into pre- and post-breach issues across multiple siloed security products. The result is faster triage, simplified remediation processes, and reduced costs. xSPM delivers proactive posture management with real-time insights into vulnerabilities and misconfigurations. It unifies exposure management by optimizing risk reduction workflows and providing comprehensive visibility through consolidating and prioritizing security findings from SentinelOne and third-party solutions.
•Singularity Vulnerability Management (VM) is a network discovery and vulnerability management solution that identifies and prioritizes risks to an enterprise's attack surface. It detects vulnerabilities and provides dynamic prioritization based on the likelihood of exploitation and business criticality. Using the SentinelOne agent, it delivers streamlined EDR, network discovery, and vulnerability management. Vulnerability Management increases cyber resilience and reduces complexity by autonomously discovering unmanaged assets, evaluating their risk, and automating controls to isolate unmanaged endpoints.
•Singularity Network Discovery (formerly Ranger) is a real-time network attack surface control solution that identifies all IP-enabled devices on your network without requiring additional agents, hardware, or network changes. It uses advanced ML device fingerprinting to inventory and categorize assets, protects against device-based threats with 1-click isolation of suspicious devices, and efficiently deploys agents to unsecured endpoints with configurable peer-to-peer job automation.
Threat Services
Singularity Threat Services provide a deeper understanding of the threat landscape, monitoring emerging threats to proactively reduce risk and identify adversaries in a digital environment.
•Singularity MDR offers 24/7/365 managed detection and response coverage that extends beyond the endpoint, providing comprehensive threat detection across endpoints, cloud workloads, identity, and more. The service combines Singularity Platform's rich intelligence and powerful AI automations with the threat and MDR expertise of the team to deliver faster, more effective detection and response support. The service addresses challenges such as talent and expertise shortage, unmanageable alert volumes, and system complexity.
•Vigilance MDR provides Managed Detection and Response services to help security and IT professionals monitor and respond to emerging threats. This offers 24/7/365 monitoring, triage, response, and hunting, with a team of in-house security experts helping to provide seamless integration with the Singularity Platform. With fast response times and customer support, we add a human lens to cybersecurity understanding to augment our customers’ in-house security teams.
•WatchTower delivers threat hunting and insights to help customers understand the nature of threats, targeted attacks, threat actors, and risk reduction. It provides intelligence-driven, cross-platform threat hunting to help customers adapt to the modern threat landscape through visibility and actionability to novel attacker techniques, global advance persistent threat (APT), campaigns, and emerging cybercrimes. WatchTower distills intelligence down to its most valuable insights, such as a summary bulletin of the threat, its impact on our customers’ organizations, and how the threat can be addressed.
•PinnacleOne is a strategic advisory group that addresses multifaceted security challenges facing organizations. These services include board briefings and c-suite coaching, enterprise threat modeling and risk management, incident readiness planning, and incident management. PinnacleOne’s goal is to empower organizations to optimally manage technology and cybersecurity risks.
Independent Validation and Testing
Our solutions are regularly assessed by recognized third-party researchers and test labs, where we are consistently recognized as a leader including MITRE Engenuity ATT&CK evaluations, Gartner EPP Magic Quadrant and other industry benchmarking frameworks. These independent tests consistently showcase Singularity’s high-fidelity detection rates, minimal performance overhead, and advanced threat response capabilities—further validating our autonomous, AI-driven approach.
Our Customers
As of January 31, 2025, we had customers using our Singularity Platform in approximately 90 countries. We are protecting the digital infrastructures of over 14,000 direct customers around the world, including large global enterprises, small and medium sized businesses, and government organizations. Our business does not depend on any single end customer. For a definition of customer, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Customers with ARR of $100,000 or More.”
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

Human Capital Resources
Our Team
As of January 31, 2025, we had over 2,800 full-time employees worldwide. We also engage temporary employees and consultants as needed to support our operations.
Our U.S.-based employees include team members in all key functions, including go-to-market, customer success, technology, product, and support. Each of our U.S. offices has a different functional focus but shares a driven, customer-centric culture. Our headquarters in Mountain View, California is where the majority of our executive, marketing, finance, legal, people and talent, and sales operations team members are located, which supports cross-functional collaboration.
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
Our European headquarters is in Amsterdam, Netherlands, which we chose for its talent pool, language versatility, diversity, labor and tax laws, and central location in relation to our offices in the U.S. and Israel.
Our Dubai office is primarily focused on go-to-market activities in the Middle East and Africa and supports our new business efforts in connecting with both customers and partners across these regions.
Our Bangalore, India office houses engineering talent as well as support functions across general, administrative and go-to-market. The economic climate in India continues to expand with endless potential. We are excited to continue our investment across this beautiful country.
None of our employees are represented by a labor union or are a party to a collective bargaining arrangement. We have not experienced any work stoppages and we believe that our employee relations are strong.
Our Culture
Our mission is to Secure TomorrowTM and our purpose is to be a Force for Good. Our core values are at the foundation of our inclusive culture and guide our approach on how we build and grow our business with all stakeholders:
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
Our employee value proposition was designed using feedback from employees around the globe. It is our promise to all Sentinels and candidates on what to expect while working at SentinelOne. Here you will drive innovation, pushing the boundaries of cybersecurity to determine what’s next. Here you will build your future, with amazing benefits and tools to grow. Here you will enjoy your work, in a culture that is built on equal opportunity, integrity and autonomous action.

We value transparent and respectful communication as key components of our continuous feedback culture, something that we view as a key driver of our business success. We benefit from the varied perspectives that come from our global workforce. We believe in the strengths of diversity and are committed to building out a diverse talent base. We plan to continue investing in hiring employees both in and outside of the U.S.
We received multiple workplace accolades in 2024.
•Fortune recognized SentinelOne as a Fortune Future 50 company, Best Workplace in Technology, Best Workplace for Parents, Best Workplace in the Bay Area.
•Dun’s 50 list acknowledged SentinelOne as one of the Best High Tech Companies to Work for in 2024 and as a Best High Tech Companies to work for Parents.
•U.S. News & World Report recognized SentinelOne as a Best Companies To Work For, Best Companies to Work For in IT, Software & Services and Best Companies to Work For in the West.
•Built In acknowledged SentinelOne as a 2024 Best Places to Work Remote.
•SentinelOne also achieved Great Place to Work certification (December 2024 - December 2025) for the U.S., U.K., France, India, Netherlands, Australia, Canada, Costa Rica, Japan, Slovakia, Germany, Italy, UAE, Poland, Spain, Czechia, and Singapore.
•SentinelOne received the Best Workplaces in Tech in the U.K., Best Workplaces for Wellbeing in the U.K., Best Workplaces in Technology in Spain, Best Workplaces in Technology in GCC, Best Workplaces in Technology in Australia, and Best Workplaces in Poland.
Our presence and engagement across all social media platforms continue to grow rapidly, a reflection of the market’s perception of us and our leadership as innovators in the cybersecurity space. We pride ourselves on offering employees an award-winning culture centered around trust and integrity, as together, we work to defeat every cyberattack with autonomous technology.
Retention and Talent Development
We believe that motivating and retaining talent at all levels is vital to our success. Our compensation and benefits program is intended to anticipate and meet the needs of our employees. In addition to base salary, these programs, which vary by country and region, include bi-annual bonuses, equity awards, an employee stock purchase plan, a 401(k) plan, including a 401(k) match in the U.S., healthcare and insurance benefits, health savings and flexible spending accounts, unlimited vacation, wellness reimbursement, 16 weeks of gender-neutral parental leave and more. We have increased our investment in training and development and have rolled out several key programs as well as enabling our employees to access over 1,000 on-demand webinars in technical and soft skills areas.
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
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of new technologies, features and integrations of our platform, as well as the continued improvement and iteration of our existing products. It is also responsible for operating and scaling our platform including its underlying infrastructure. Our most significant investments are in research and development to drive core technology innovation and bring new products to the market. Research and development employees are located primarily in our Israel, India, and Czech Republic offices, and remotely.

We have a proven team that works to expand our market, customer and user reach and impact with new, innovative products. We intend to continue to invest in our research and development capabilities to extend our platform and products.
Our Go-To-Market Strategy
Our sales and marketing organizations partner to create brand awareness, drive demand, and develop customer relationships to deliver strong sales pipeline coverage and revenue growth.
Sales
Our direct sales team, which is composed of field sales and inside sales professionals, sells subscriptions to our Singularity Platform by leveraging our global network of channel and alliance partners for prospect access and fulfillment. For specific market segments, our channel partners independently manage the complete sales cycle resulting in a highly scaled and leveraged sales experience. Our sales team also identifies existing customers who may be interested in free trials of additional platform modules, which serves as a powerful driver of our “land and expand” growth model. Through segmenting our sales teams by customer size, we can deploy an efficient and scalable sales model which enables rapid prospect engagement, thorough technology evaluations, and yields lasting customer relationships.
Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness of our platform, and driving prospect and customer demand. To support these efforts, we deliver broad-based brand campaigns to build awareness of our solutions and our company. We also deliver targeted and situational content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry’s foremost organizations to provide expert advice, educating the public about cyber threats, and identifying threat research discoveries that illustrate the business outcomes and differentiation of our solution. We engage in paid media, web marketing, out of home media advertising, industry and trade conferences, analyst engagements, producing whitepapers, demand generation via digital and web, telemarketing, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage new customers to request an expertly guided trial of our Singularity Platform. Additionally, we engage in joint marketing activities with our channel and alliance partners. Over the past several years, we have experienced significant increases in our brand relevance as demonstrated by coverage in leading global press, analyst publications, website traffic, web demo requests, and channel partner engagement.
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
Our competitors include the following:
•endpoint security providers, such as CrowdStrike Holdings, Inc. (CrowdStrike) and Carbon Black (within Broadcom, Inc.);
•legacy antivirus providers such as Trellix (formerly McAfee Corp.), Symantec (a subsidiary of Broadcom, Inc.) (Symantec), and Microsoft Corporation (Microsoft);
•providers of general network security products and services who offer a broad portfolio of solutions, such as Palo Alto Networks, Inc. (Palo Alto Networks);
•SIEM providers such as Cisco Systems, Inc. (formerly Splunk) and Elastic; and
•providers of cloud security, such as Wiz, Inc. (pending acquisition by Google Cloud).
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
As of January 31, 2025, we had 82 issued patents and 35 pending patent applications in the U.S. and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. These issued patents are scheduled to expire on or around the years between 2034 and 2044 and cover various aspects of our platform and technology.
As of January 31, 2025, we had 12 trademark registrations in the U.S., including registrations for “SentinelOne” and our logo. We also had 94 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including sentinelone.com and dataset.com.
Government Regulation
We are subject to many varying laws and regulations in the U.S., the United Kingdom (U.K.), the European Union (E.U.), and throughout the world, including those related to privacy, data protection, intellectual property, AI, consumer protection, marketing, advertising, employment and labor, competition, customs and international trade, taxation, and more. As we grow and expand our geographical reach, we may become subject to additional regulations in the U.S. and internationally.
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
Risks Related to Our Business and Industry
•We have a limited operating history at our current scale, which makes it difficult to forecast our future results of operations.
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
•A security incident against us or our third-party vendors and service providers, whether actual, alleged, or perceived, would harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
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
Risks Related to Regulatory Matters
•We are subject to laws and regulations affecting our business, including those related to the privacy and data protection of the personal data or other information we collect, process or share. Our actual or perceived failure to comply with such laws or regulations could harm our business.
•Complying with laws and regulations related to privacy and data protection could result in additional costs and liabilities to us, especially as new laws or regulations are enacted, change or are subject to various interpretations.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 48% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Risks Related to Our Business and Industry
We have a limited operating history at our current scale, which makes it difficult to forecast our future results of operations.
As a result of our limited operating history at our current scale and the introduction of new products in recent years, our ability to accurately forecast our future results of operations is limited and is subject to a number of risks and uncertainties, including those described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history at our current scale or operated in a more predictable or established market. If our assumptions regarding these risks and uncertainties are incorrect or change due to fluctuations in our markets or otherwise, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and operating results would be adversely affected. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future. The risks associated with having a limited operating history may be exacerbated by current macroeconomic conditions.
We have a history of losses, anticipate increases in our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $288.4 million and $338.7 million for the fiscal years ended January 31, 2025 and 2024, respectively. As of January 31, 2025, we had an accumulated deficit of $1.6 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•our ability to successfully incorporate new technologies into our platform, including generative AI;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and general global macroeconomic conditions;
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the changes in U.S. federal spending, changes in tariffs and trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;

•the impact of natural or man-made global events on our business, including regional geopolitical conflicts around the world;
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
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices. Our competitors may also have greater resources for research and development of new technologies, customer support and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allow them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform.
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the changes in U.S. federal spending, changes in tariffs and trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
•the impact of natural or man-made global events on our business, including regional geopolitical conflicts around the world;
•our ability to attract new and retain existing customers or sell additional features to existing customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of customers; including decisions by organizations to purchase security solutions from larger, more established security vendors or from their primary IT equipment vendors and insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solution
•the timing and length of our sales cycles;
•changes in customer or channel partner requirements or market needs;
•changes in the growth rate of the cybersecurity market generally and market for endpoint security;
•the timing and success of new product and service introductions by us, or any other competitive developments, including consolidation among our customers or competitors and changes in our pricing policies or those of our competitors;

•the level of awareness of cybersecurity threats, particularly advanced cyberattacks, and the market adoption of our platform;
•our ability to successfully expand our business domestically and internationally, including the impact of the amount and timing of operating costs and capital expenditures related to the expansion of our business;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the changes in U.S. federal spending, changes in tariffs and trade restrictions, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

We are investing in expanding our platform, including our cloud security products, and it is difficult to predict adoption and demand.
We are meaningfully investing in our platform, including growing our cloud security product. For example, in February 2024, we acquired PingSafe, a cloud security platform, which we expect will enable us to couple PingSafe’s CNAPP with our cloud workload security and cloud data security capabilities and Stride, a workflow automation tool that will enable us to further our autonomous platform vision.
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
We incorporate generative AI into many of our offerings, including Purple AI which streamlines threat hunting across various types of data and synthesizes threat intelligence and insights in natural language. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our successful ability to incorporate the use of generative AI in our business. For example, language models may provide flawed results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analyses or other content that our AI initiatives produce. Our generative AI solutions are reliant on third-party foundation models that may change their availability or commercial model in a manner that negatively affects our offering. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data and their safeguards may be insufficient. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in Purple AI. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Further, we have, and may in the future, implement AI-based tools and solutions, including third-party software solutions, in order to, among other things, drive efficiencies in our business, IT systems and other internal processes and improve customer support. If these tools and solutions do not achieve their expected benefits or if such tools and solutions have defects, bugs, errors, or vulnerabilities, our business may be adversely impacted.

Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses of data whether through the employment of large language models or other models leveraging data found on the Internet and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, or competitive harm.
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape. The U.S. federal government, various state legislatures and other government entities worldwide have implemented and are in the process of implementing specific laws, regulations, policies and obligations relating to the use of AI, and we will need to continue to monitor these developments to ensure our products that we sell to government entities remain compliant with such applicable regulations. Furthermore, the current administration’s approach to investment in and regulation of AI is expected to deviate from that of the previous administration and we will need to adapt to any resulting changes, including new or revised executive orders and initiatives.
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
A security incident against us, or our third-party vendors and service providers, whether actual, alleged, or perceived, would harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, and financial condition.
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, denial of service attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks, cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. We provide security services to many highly targeted entities, such as U.S. government agencies, defense contractors, and non-U.S. governments. Our work protecting these entities increases the likelihood that we may be targeted by nation-state actors, including those from countries with a history of conducting cyber operations against such organizations. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan. In addition, our cybersecurity product is likely considered a valuable target for lateral attacks because of its highly privileged access. Additionally, bad actors are beginning to utilize AI-based tools to execute attacks, creating unprecedented cybersecurity challenges.
Although we have implemented security measures designed to prevent such attacks, our networks and systems, and those of our third-party vendors and service providers may be breached due to the actions of outside parties, human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We and our third-party vendors and service providers may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or in our third-party vendors and service providers’ data security or an attack against our platform or our third-party vendors’ or service providers’ platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems or the systems of our third-party vendors and service providers could be used to facilitate or magnify an attack. Further, the trend towards remote and hybrid work by companies and individuals in has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of our third-party vendors and service providers or efforts of others upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of the use of AI by bad actors.
Any actual, alleged, or perceived security breach in our systems or networks or those of our third-party vendors and service providers, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation, and other liability. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal data. For example, the California Consumer Privacy Act of 2018, as amended (CCPA), imposes a private right of action for security breaches of personal data that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data from the European Economic Area (EEA) or the U.K. in respect of which we are a controller or processor under the E.U. or U.K. General Data Protection Regulation (collectively, the GDPR), this could result in fines of up to €20 million (£17.5 million) or 4% of annual global turnover, whichever is greater. We may also be required to provide notice of such breaches to regulators and/or individuals which may result in us incurring additional costs, penalties, fines or litigation.
In addition, our customer agreements may require us to promptly report security breaches to our customers involving their data on our systems or those of third-party vendors or subcontractors processing such data on our behalf. This mandatory disclosure could be costly, result in litigation, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches. Further, some of our customers may also be subject to the E.U. Digital Operational Resilience Act (DORA), which requires them to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to litigation, investigations, audits or other adverse consequences.
We may also incur significant financial and operational costs to investigate, remediate, eliminate and put in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely affect the market perception of our platform and customer and investor confidence in our company, and would adversely affect our business, operating results, and financial condition.
Defects, errors, or vulnerabilities in our platform, the failure of our platform to block malware or prevent a security breach, misuse of our platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
Our platform and product features are multi-faceted, rely on third-party software and infrastructure, and may be deployed with material defects, vulnerabilities, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. Vulnerabilities may be exploited by malicious actors and material defects may prevent our software from operating correctly or detecting malicious software. From time to time, certain of our customers and external researchers have reported defects in our platform related to performance, scalability, and compatibility. In addition, customers may request a software bill of materials where we disclose an inventory of software used by the customer along with potential defects and vulnerabilities. Our platform and product features also provide our customers with the ability to customize a multitude of settings, and administer devices on the applicable computing environment, and it is possible that a customer, partner or internal services team member could misconfigure or misuse our platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our platform could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt our customers’ computing environments. We also make frequent updates to our platform, which may fail or be deployed incorrectly resulting in temporary vulnerability, or a material defect or downtime in our customer environments.
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions and because security solutions are highly privileged in customers environments, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business, harm our reputation or use our technology to gain unauthorized access. In addition, regional geopolitical conflicts around the world, may result in increased cyberattacks against our customers, resulting in an increased risk of a security breach of our customers’ systems. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used online may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our clients and the sophistication of malware, viruses and other threats. Our platform may fail to detect or prevent threats in any particular test for a number of reasons. Our platform may fail to interoperate or conflict with customer environments causing customer downtime. We or our service providers may also suffer security breaches or unauthorized access to personal data, financial account information, and other confidential information due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal data, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our platform does not provide significant value, our reputation and business would be harmed. Any real or perceived defects, errors or vulnerabilities in our platform, or any other failure of our platform to detect an advanced threat, could result in:
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
In addition, we cannot assure that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter or as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S., or other countries. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results, and financial condition.
Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company. We have also invested in certain privately held companies through our S Ventures fund, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
•continue to successfully expand our business domestically and internationally; and
•successfully compete with other companies in the cybersecurity industry.
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
The cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network-connected endpoints and adapt to increasingly complex IT environments, incorporating a variety of hardware, software applications, operating systems, and networking protocols. As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack. We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks, including as a result of the evolving AI landscape. As a result of the continued rapid innovations in the technology industry, including the rapid growth of smartphones, tablets and other devices, enterprise employees using personal devices for work, the rapidly evolving IoT and AI, we expect the networks of our customers to continue to change rapidly and become more complex. There can be no assurance that we will be successful in developing and marketing, on a timely basis, enhancements to our platform that adequately address the changing needs of our customers. In addition, any enhancements to our platform could involve research and development processes that are more complex, expensive and time-consuming than we anticipate. We may experience unanticipated delays in the availability of enhancements to our platform and may fail to meet customer expectations with respect to the timing of such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and releasing updates to our platform on a timely basis that can adequately respond to advanced threats and our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.
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
Moreover, the performance of our channel partners and alliance partners may affect our brand and reputation, as it could negatively impact our reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers and have assisted in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our product offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.

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
To the extent our partners are unsuccessful in selling our platform, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality partners in each of the regions in which we sell or plan to sell our platform, we are unable to keep them motivated to sell our platform, or our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. To the extent our partners fail to meet their purchasing commitments, they may fail to pay us or attempt to renegotiate our agreements and we risk churn in forecast metrics. The termination of our relationship with any significant partner may adversely affect our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
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
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable and subject to budgetary uncertainty. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to government organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to government organizations are subject to a number of challenges and risks that may adversely affect our business and operating results, including the following risks:
•selling to government agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the government sector until we have attained the revised certification or meet other new requirements. For example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government customers;
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shutdowns, government defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
•governments may require certain products to be manufactured, produced, hosted or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to government agencies; and
•refusal to grant certain certifications or clearance by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies.
The occurrence of any of the foregoing could cause government organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results. Furthermore, on January 20, 2025, President Donald Trump announced an executive order establishing the Department of Government Efficiency in an effort to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for and purchases of our platform by government organizations.
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
•exposure to numerous, increasing, stringent (particularly in the E.U.), and potentially inconsistent laws and regulations relating to privacy, data protection, information security and AI;
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
•difficulties in maintaining our corporate culture with a dispersed and distant workforce due to the trend towards hybrid working;
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
•compliance with multiple, conflicting, ambiguous or evolving government laws and regulations, including employment, tax, data privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur and regulations applicable to us and our third party data providers from whom we purchase and resell syndicated data;
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
•natural disasters, acts of war, terrorism, or pandemics, including regional geopolitical conflicts around the world;
•actual or perceived instability in the global banking system;
•changes in tariffs and trade restrictions;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,300 employees as of January 31, 2024, to over 2,800 employees as of January 31, 2025. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We have limited experience with respect to determining the optimal prices for our platform. As the market for endpoint security matures, or as new competitors introduce new products or services that are similar to or compete with ours, we may be unable to effectively optimize our prices through increases or decreases, attract new customers at our offered prices or based on the same pricing model as we have used historically. Further, competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse products and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. This could lead customers to demand greater price concessions or additional functionality at the same price levels. As a result, in the future we may be required to reduce our prices or provide more features without corresponding increases in price, which would adversely affect our business, operating results, and financial condition.
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
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our platform will harm our business and operating results. Although we generally have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries. The sales and support of our platform also entails the risk of liability claims. We employ measures in the form of policy and technical controls to limit unauthorized access to our platform by our employees, customers and third-parties, however, these measures may not fully or effectively protect our platform from unauthorized access.
Additionally, we typically provide indemnification to customers and partners we do business with for certain losses suffered or expenses incurred as a result of third-party claims arising from our infringement of a third party’s intellectual property. We also provide unlimited liability for certain breaches of confidentiality, as defined in our master subscription agreement. We also provide limited liability in the event of certain breaches of our master subscription agreement. Certain of these contractual provisions survive the termination or expiration of the applicable agreement. However, as we continue to grow, indemnification claims against us for the obligations listed may increase.
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
We regularly review key business metrics, including our annualized recurring revenue (ARR), number of customers with ARR of $100,000, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment of approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
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
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete or non-solicitation provisions.
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
We rely primarily on patent, trademark, copyright and trade secrets laws, as well as confidentiality agreements and contractual provisions to protect our technology. Valid patents may not issue from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or platform. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the U.S. are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, recent changes to the patent laws in the U.S. may bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business, operating results, and financial condition.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information that we regard as proprietary. We generally enter into confidentiality or license agreements with our employees, consultants, vendors, channel partners, and customers, and generally limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and any breach could negatively affect our business and our remedy for such breach may be limited. The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Lastly, the measures we employ to limit the access and distribution of our proprietary information may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property. As such, we cannot guarantee that the steps taken by us will prevent misappropriation of our technology. Policing unauthorized use of our technology or platform is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the U.S. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Moreover, the availability of copyright protection and other legal protections for intellectual property generated by certain technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions.
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
Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including government export and import controls, sanctions and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including government export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR). We, along with our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other U.S. government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported or reexported to foreign countries only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request and other reports submitted on a periodic basis. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. For example, following Russia’s invasion of Ukraine, the U.S. and other countries have continued to impose economic sanctions and severe export control restrictions against Russia and Belarus. Should the conflict escalate, sanctions and export restrictions will likely expand and strengthen, potentially impacting our ability to conduct business in certain regions and with specific individuals and entities in those regions. Further, regulators in the U.S. and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges, monetary fines, and other penalties.
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

Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Additionally, export restrictions imposed on Russia and Belarus specifically limit the export of encryption hardware, software and related source code and technology to these locations which could limit our ability to provide our software and services to these countries. Changes in our platform, and changes in or promulgation of new export and import regulations may create delays in the introduction of our platform into certain international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition.
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
Moreover, the rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, in Europe, the E.U. AI Act has started becoming applicable in 2025. The E.U. AI Act aims to introduce a common and regulatory framework for AI through regulating AI providers and entities making use of AI tools in a professional capacity and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our offerings. Additionally, in the United States, the Framework for Artificial Intelligence Diffusion rule entered into effect on January 13, 2025. The rule amends the EAR to control certain advanced closed-weight dual-use AI models and creates a global license requirement. The rule may require the implementation of additional procedures to facilitate compliance with applicable laws and regulations.

We are subject to laws and regulations affecting our business, including those related to the privacy and data protection of the personal data or other information we collect, process or share. Our actual or perceived failure to comply with such laws or regulations could harm our business.
We receive, store, and process some personal data from our employees, customers, the employees of our customers, and our end users. This personal data is hosted by our third-party vendors and service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other confidential or sensitive information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
Failure to comply with laws, regulations and industry standards regarding personal data or other information could adversely affect our business, operating results, and financial condition.
In the U.S., there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Notably we may be subject to:
•The CCPA, which took effect in 2020, created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their personal information and receive detailed information about how their personal information.
•Following California’s lead, over a third of other U.S. states have enacted privacy laws in recent years. In addition, various comprehensive federal privacy bills have been proposed in Congress from time to time.
As a result of our presence in the E.U. and the U.K., we are also subject to the GDPR, which governs the collection, use, disclosure, transfer or other processing of personal data of natural persons in the EEA and U.K., and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data. A breach of the GDPR could result in fines, penalties, regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices for a compulsory audit.
Such penalties include potential fines for noncompliance of up to €20 million (£17.5 million in the U.K.) or 4% of a company’s global turnover, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). A breach of the GDPR could result in fines, penalties, regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). Such penalties include potential fines for noncompliance of up to €20 million (£17.5 million in the U.K.) or 4% of global turnover, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR prohibits, among other things, personal data from being transferred outside of the EEA or the U.K. to any jurisdictions (Third Countries, including the U.S.) that have not been deemed adequate by regulators in the E.U. or U.K., unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We currently rely on the use of Standard Contractual Clauses (SCCs) and our certification under the E.U.-U.S. Data Privacy Framework (DPF), the U.S.-U.K. DPF and the Swiss U.S. DPF for the transfer of personal data from the E.U. or the U.K. to Third Countries. However these transfer mechanisms could be subject to further legal challenge which could cause the legal requirements for personal data transfers from these countries to the U.S. to become uncertain once again. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, the U.K. and other jurisdiction to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits.
As supervisory authorities continue to issue further guidance on personal data transfers, we could suffer additional costs, complaints, or regulatory investigations or fines. Loss, retention or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources on data security and in responding to and defending such allegations and claims.
Moreover, we are also subject to evolving E.U. and U.K. privacy laws on cookies and electronic marketing. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand and acquire new users. Similar concerns around the regulation of cookies and similar technologies may happen under the CCPA regime in California and other current and soon-to-be enacted U.S. state privacy laws.
Further, we depend on a number of third parties in relation to the operation of our business, many of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of privacy, data protection, data or cybersecurity laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR or other applicable laws.
Any failure or perceived failure by us, even if unfounded, to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to customers, users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal data or other customer data, may result in government enforcement actions, fines, penalties, litigation, or public statements against us by consumer advocacy groups or others and could cause our users to lose trust in us, which would have an adverse effect on our reputation and business. For example, in 2017, we reached a consent agreement with the Federal Trade Commission (FTC), to resolve an investigation relating to certain disclosures in our privacy policy. The consent agreement requires us, among other things, to provide information to the FTC about our compliance with the FTC order and about representations made in our marketing materials. We may be subject to future investigations and legal proceedings by the FTC or other regulators. As such, it is possible that a regulatory inquiry might result in changes to our policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our operating results and financial condition. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.
Complying with laws and regulations related to privacy and data protection could result in additional costs and liabilities to us.
We are subject to various state, national, and international laws, regulations, and industry standards that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information, which often change in scope, are subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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
Further, some countries (including some outside the EEA) also considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data from the EEA, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customers including, but not limited to, data processing locations, breach notification, and security standards. For instance, under DORA, which came into force in January 2025, our E.U. financial entity clients for whom we are a third-party provider of critical information and communication technology (ICT) services will require us to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our own supply chain) in accordance with the requirements of DORA. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. If our public statements about our use, collection, disclosure and other processing of personal data, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the FTC or applicable state attorneys general.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal data, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, government investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions, and costly litigation (including class actions). Any of the foregoing could result in significant operational and compliance costs, harm our reputation, distract our management and technical personnel, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, operating results, and financial condition.

We are currently in, and may in the future, become involved in litigation that may adversely affect us.
From time to time, we are subject to claims, suits and other proceedings. For example, we are currently the subject of securities litigation and commercial litigation. For additional information regarding these litigation matters, see the section titled “Legal Proceedings.” Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management’s attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our business, operating results, and financial condition. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that would adversely affect our business, consolidated financial condition, operating results or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, operating results, financial condition, and prospects. Any of these consequences could adversely affect our business, operating results, and financial condition.
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
Our current controls and any new controls we develop may become inadequate due to changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired companies may not have sufficiently robust systems of internal controls and we may uncover new deficiencies. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our consolidated financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Our management is also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual report on the effectiveness of our internal control over financial reporting.

In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our core products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, and financial condition may be adversely affected.
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
We are subject to U.S. federal, state, and sales taxes in the U.S. and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the determination of our ultimate tax liabilities is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the U.S. or in other jurisdictions in which we operate.
For example, the United States tax law legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 significantly reformed the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss carryforwards. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain corporate stock buy-backs taking place after December 31, 2022. In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of 137 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. The rules were effective for us beginning in fiscal 2025. Numerous countries have enacted or substantially enacted legislation to implement these rules. While Pillar Two did not have an impact on our tax provision or effective tax rate in fiscal 2025, we continue to monitor Pillar Two and other evolving tax legislation in the jurisdictions in which we operate.
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
As of January 31, 2025, we had aggregate U.S. federal and state net operating loss carryforwards of $772.4 million and $447.9 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2027. In addition, as of January 31, 2025, we had federal research and development credit carryforwards of $9.9 million, which will begin to expire in 2037, and state research and development credit carryforwards of $4.3 million, which do not expire. We also had foreign net operating loss carryforwards of $93.3 million, as of January 31, 2025, which do not expire. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5% shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. Similar rules apply under U.S. state tax laws. We have, and may in the future, experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities with respect to past or future sales, that may increase the costs our customers would have to pay for our solutions and adversely affect our business, operating results, and financial condition.
We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales because we have been advised that such taxes are not applicable to our services in certain jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may seek to impose incremental or new sales, use, value added, digital services, or assert other tax collection obligations on us that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our customers for the past amounts. We may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, which may adversely affect our results of operations.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. Since 2022, we have been negotiating a bilateral Advance Pricing Agreement (APA) with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property among our group enterprises and the provision of intergroup services. An APA, if obtained and implemented, will provide us with greater certainty regarding our tax obligations in respect of our U.S. and Israeli intercompany transactions, transfer pricing and charges, and a more predictable future business operating model, and will preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. As of January 31, 2025, the APA negotiation remains ongoing and the parties have not agreed upon a framework for a settlement or resolution. If we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government. Alternatively, if we are unable to agree upon an APA, the ITA may initiate an audit of our intercompany agreements and transactions, which may result in a potential tax assessment. While we intend to vigorously defend our tax position, any fines, penalties, settlement or adverse judgment relating to such matter may have a material and adverse impact on our business, operating results, financial conditions and cash flows. For more information see Note 12, Income Taxes, to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
In addition, if taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We believe that our assumptions, judgements, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgements, valuations or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest, indexation charges and/or penalties related thereto, which could be in excess of any reserves established therefore, and which could result in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include but are not limited to those related to stock-based compensation, the period of benefit for deferred contract acquisition costs, useful lives of long-lived assets and intangibles, the valuation of intangibles acquired as part of a business combination, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a potential decline in the market price of our Class A common stock.
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
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, the strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the U.S., which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through continued international expansion, our channel partners and other partnerships, could result in foreign currency denominated sales, which would increase our foreign currency risk.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment may make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of regional geopolitical conflicts around the world, inflation, interest rate volatility, from changes in U.S. federal spending, changes in tariffs and trade restrictions, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the global political, economic and macroeconomic climate, including but not limited to, the changes in U.S. federal spending, changes in tariffs and trade restrictions, actual or perceived instability in the banking industry, labor shortages, supply chain disruptions, potential recession, inflation, and fluctuating interest rates;
•other events or factors, including those resulting from war, armed conflict, regional geopolitical conflicts around the world, incidents of terrorism or responses to these events; and

•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including inflation, fluctuating interest rates, changes in tariffs and trade restrictions, labor shortages and fluctuations in international currency rates, as well as the impacts of regional geopolitical conflicts around the world. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 48% of the voting power of our capital stock as of January 31, 2025, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of January 31, 2025, the holders of our outstanding Class B common stock held approximately 48% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of January 31, 2025. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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

For example, our corporate office is located in California, a state that frequently experiences earthquakes, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention, heatwaves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security and on our employees’ health and well-being. Additionally, all the aforementioned risks will be further increased if we do not implement an effective disaster recovery plan or if our partners’ disaster recovery plans prove to be inadequate.
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
The trading market for our Class A common stock may be influenced by the research and reports that industry or financial analysts publish about us, our business, our market and our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price could potentially decline. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could impact our stock price or trading volume.
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
We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes. For example, we regularly engage independent third parties for penetration testing and evaluation of our various security compliance standards. We also conduct internal assessments of our cybersecurity risk management program. We review and update our cybersecurity policies, standards and procedures as needed, to account for changes in the threat and operational landscapes, as well as in response to legal and regulatory developments. Our team has established a continuous improvement process through which we regularly update our risk register against the evolving capabilities of adversaries and incorporate findings from internal and external testing. Further, we require mandatory training for all employees and contractors on our cybersecurity and privacy policies. We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. To that end, we maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. Although we have continued to invest in our diligence, onboarding, and monitoring capabilities over our critical third parties, including our third-party vendors and service providers, our control over the security posture of our critical third parties is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information assets owned or controlled by such third parties.
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
In fiscal 2025, and through the filing of this Annual Report on Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such an incident could potentially have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
Our Audit Committee provides oversight of our cybersecurity program and receives quarterly cybersecurity updates from our Chief Information Security Officer (CISO) through written reports and presentations. Our CISO has over 20 years of experience in cybersecurity, and has held senior leadership positions at publicly traded companies in the technology industry, bringing extensive expertise in managing cybersecurity risks. The CISO’s leadership team consists of seasoned information security professionals with experience at globally recognized organizations, ensuring a robust and comprehensive approach to cybersecurity oversight.

Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our CISO, who is a member of our executive management team and closely coordinates as needed with other senior management personnel including the President of Product, Technology, and Operations and the Chief Legal Officer, who collectively possess significant experience in evaluating, managing and mitigating security and other risks, including cybersecurity risks.
ITEM 2. PROPERTIES
We are headquartered in Mountain View, California, where we occupy over 10,000 square feet of office space pursuant to a lease that expires in February 2028 subject to the terms thereof. Our headquarters was built to reflect our corporate culture, operational needs, and dedication to employee happiness. We lease additional offices in the U.S. and around the world, including the Czech Republic, France, India, Israel, Netherlands, United Arab Emirates, and other countries. We believe that our current facilities are adequate to meet our current needs.
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
Holders of Record
As of March 21, 2025, we had 120 holders of record of our Class A common stock and 45 holders of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended January 31, 2025, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
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
We have presented below the cumulative total return to our holders of our Class A common stock between June 30, 2021 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2025 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. Such returns are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

SentinelOne's Stock Price Performance*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/31/22
1/31/23
1/31/24
1/31/25
SentinelOne Inc.
S&P 500
S&P 500 Information Technology

**$100 invested on 6/30/21 in SentinelOne Stock, or S&P500 Index, or S&P 500 Information Technology Index*

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2025, 2024, and 2023 are referred to herein as fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we” “our” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 27, 2024.

Overview
We founded SentinelOne in 2013 with a dramatically new approach to cybersecurity.
We pioneered the world’s first purpose-built AI-powered security platform to make cyber defense truly autonomous, from the endpoint and beyond. Our Singularity Platform instantly defends against cyberattacks — performing at a faster speed, greater scale, and higher accuracy than otherwise possible from a human-powered approach.
Our Singularity Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We aim to build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are able to be highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI can detect anomalies that surface when multiple data feeds are correlated. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform can make it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats. We have extended our control and visibility planes beyond the traditional endpoint to unmanaged IoT devices.
Singularity can be flexibly deployed on the environments that our customers choose, including public, private, or hybrid clouds. Our feature parity across Windows, macOS, Linux, and Kubernetes offers best-of-breed protection, visibility, and control across today’s heterogeneous IT environments. Together, these capabilities make our platform the logical choice for organizations of all sizes, industry verticals, and compliance requirements. Our platform offers true multi-tenancy, which allows us to serve the world’s largest organizations, managed security providers and incident response partners. Our customers are able to realize improved cybersecurity outcomes with fewer people.
We generate most of our revenue by selling subscriptions to our Singularity Platform. We generally price our subscriptions and modules on a per agent basis, and each agent generally corresponds with an endpoint, server, virtual machine, or container.
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
Our go-to-market strategy is focused on acquiring new customers and driving expanded usage of our platform by existing customers. Our sales organization is comprised of our enterprise sales, inside sales and customer solutions engineering teams. It leverages our global network of ISVs, alliance partners, and channel partners for prospect access. Additionally, our sales teams work closely with our customers, channel partners, and alliance partners to drive adoption of our platform, and our software solutions are fulfilled through our channel partners. Our channel partners include some of the world’s largest resellers and distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms. Once customers experience the benefits of our platform, they often expand their subscriptions to benefit from the full range of our platform solutions. Additionally, many of our customers adopt Singularity Modules over time to extend the functionality of our platform and increase their coverage footprint. The combination of platform upgrades and extended modules drives our powerful land-and-expand motion.
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,411 customers with ARR of $100,000 or more as of January 31, 2025, up from 1,133 customers with ARR of $100,000 or more as of January 31, 2024. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of January 31, 2025 and 2024, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 37% and 36% for fiscal 2025 and 2024, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $821.5 million, $621.2 million, and $422.2 million for fiscal 2025, 2024, and 2023, respectively, representing year-over-year growth of 32% and 47%, respectively. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2025, 2024, and 2023 was $288.4 million, $338.7 million, and $378.7 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, changes in tariffs and trade restrictions, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
We intend to continue to monitor global macroeconomic conditions closely and may determine to take certain financial or operational actions in response to such conditions to the extent our business begins to be adversely impacted. For example, in June 2023, we announced a restructuring plan (Plan) designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near-term growth expectations. The actions associated with the Plan were substantially completed as of the end of fiscal 2025. We incurred approximately $7.4 million in charges in connection with the Plan in fiscal 2024, consisting of severance payments and employee benefits, impairment charges related to excess facilities and inventory write-offs, offset partially by savings related to the reversal on stock-based compensation expense.
We are unable to predict the full impact that macroeconomic or other geopolitical factors will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the actions that may be taken by government authorities across the U.S. or other countries, changes in central bank policies and interest rates, rates of inflation, potential uncertainty with respect to the federal debt ceiling and budget, regional geopolitical conflicts, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Revenue	$821,461	$621,154	$422,179

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

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Non-GAAP operating loss	$(25,421)	$(118,225)	$(208,861)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Year Ended January 31,
	2025	2024	2023
	(in thousands)
GAAP operating loss	$(329,359)	$(378,416)	$(402,576)
Stock-based compensation expense	267,531	216,870	164,466
Employer payroll tax on employee stock transactions	5,681	3,429	2,235
Amortization of acquired intangible assets	27,020	28,363	22,645
Acquisition-related compensation	3,706	3,043	4,369
Inventory write-offs due to restructuring	—	720	—
Other restructuring charges	—	7,766	—
Non-GAAP operating loss	$(25,421)	$(118,225)	$(208,861)
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription and consumption and usage-based customers, and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription, consumption, and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms.

	As of January 31,
	2025	2024	2023

	(in thousands)
Annualized recurring revenue	$920,056	$724,404	$521,652
ARR grew 27% year-over-year to $920.1 million for fiscal 2025, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of January 31,
	2025	2024	2023

	(in thousands)
Customers with ARR of $100,000 or more	1,411	1,133	872
Customers with ARR of $100,000 or more grew 25% year-over-year to 1,411 for fiscal 2025, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.
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

	As of January 31,
	2025	2024	2023

	(in thousands)
Dollar-based net retention rate	110%	114%	132%
Our NRR of 110% was driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. A larger portion of our business mix was driven by new customers in fiscal 2025, which we believe will open doors for platform adoption over time. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
Components of Our Results of Operations
Revenue
We generate most of our revenue by selling subscriptions to our Singularity Platform. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. Subscriptions provide access to hosted software. The nature of our promise to the customer under the subscription is to provide protection for the duration of the contractual term and as such is considered as a series of distinct services. Our arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (i) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), (ii) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognize the total transaction price over the period to which it relates, or (iii) apply the ‘‘right to invoice’’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
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
Restructuring
Restructuring charges, related to the Plan, consist primarily of charges related to severance payments, employee benefits, stock-based compensation, and impairment charges related to excess facilities. The actions associated with the Plan were substantially completed as of the end of fiscal 2025.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of interest earned on our cash equivalents and investments.
Interest expense consists primarily of the amortization of the discount related to the acquisition-related liabilities.
Other income (expense), net consists primarily of foreign currency transaction gains and losses, and gains and losses on strategic investments.
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
We expect our provision for income taxes to increase in fiscal year 2026 and beyond based upon increased foreign earnings and federal minimum taxes.
Additionally, as discussed in more detail in Part I, Item 1A, “Risk Factors” in this Annual Report, and Note 12, Income Taxes, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, since 2022, we have been negotiating a bilateral Advance Pricing Agreement (APA) with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property. As of January 31, 2025, the APA negotiations are ongoing with no finalized resolution. If we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Revenue	$821,461	$621,154	$422,179
Cost of revenue(1)	211,106	179,281	144,177
Gross profit	610,355	441,873	278,002
Operating expenses:
Research and development(1)	267,002	218,176	207,008
Sales and marketing(1)	487,225	397,160	310,848
General and administrative(1)	185,487	198,247	162,722
Restructuring(1)	—	6,706	—
Total operating expenses	939,714	820,289	680,578
Loss from operations	(329,359)	(378,416)	(402,576)
Interest income	50,100	45,880	21,408
Interest expense	(171)	(1,216)	(1,830)
Other income (expense), net	(2,177)	918	(1,293)
Loss before income taxes	(281,607)	(332,834)	(384,291)
Provision for (benefit from) income taxes	6,834	5,859	(5,613)
Net loss	$(288,441)	$(338,693)	$(378,678)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$22,105	$17,187	$10,093
Research and development	83,957	61,055	51,771
Sales and marketing	80,496	55,798	40,115
General and administrative	80,973	83,890	62,487
Restructuring	—	(1,060)	—
Total stock-based compensation expense	$267,531	$216,870	$164,466

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2025	2024	2023

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	26	29	34
Gross profit	74	71	66
Operating expenses:
Research and development	33	35	49
Sales and marketing	59	64	74
General and administrative	23	32	39
Restructuring	—	1	—
Total operating expenses	114	132	161
Loss from operations	(40)	(61)	(95)
Interest income	6	7	5
Interest expense	—	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(34)	(54)	(91)
Provision for (benefit from) income taxes	1	1	(1)
Net loss	(35)%	(55)%	(90)%

Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended January 31, 2025 and 2024
Revenue

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$821,461	$621,154	$200,307	32%
Revenue increased by $200.3 million, or 32%, from $621.2 million for fiscal 2024 to $821.5 million for fiscal 2025, primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$211,106	$179,281	$31,825	18%
Gross profit	$610,355	$441,873	$168,482	38%
Gross margin	74%	71%

Cost of revenue increased by $31.8 million from $179.3 million for fiscal 2024 to $211.1 million for fiscal 2025, primarily due to an increase of $17.3 million in customer support costs which were primarily personnel-related expenses, a $9.6 million increase in cloud hosting usage charges to support our expanding business, and a $5.2 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin increased from 71% for fiscal 2024 to 74% for fiscal 2025, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$267,002	$218,176	$48,826	22%
Research and development expenses increased from $218.2 million in fiscal 2024 to $267.0 million in fiscal 2025, primarily due to an increase in personnel-related expenses of $36.7 million, including an increase of $22.9 million related to stock-based compensation expense as a result of increased headcount, a $9.2 million increase in allocated overhead costs, and an increase of $3.6 million in cloud hosting expenses driven by expanded research and development activities.
Sales and Marketing

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$487,225	$397,160	$90,065	23%
Sales and marketing expenses increased from $397.2 million in fiscal 2024 to $487.2 million in fiscal 2025, primarily due to an increase in personnel-related expenses of $62.6 million, including an increase of $24.7 million in stock-based compensation expense as a result of increased headcount and accelerated stock-based compensation expenses. In addition, there was an increase in marketing-related expenses of $17.9 million, and a $5.9 million increase in sales-related expenses due to overall business growth and further investment in marketing activities.
General and Administrative

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$185,487	$198,247	$(12,760)	(6)%
General and administrative expenses decreased from $198.2 million in fiscal 2024 to $185.5 million in fiscal 2025, primarily due to a $6.4 million decrease in overhead expenses due to higher overhead cost being allocated out, a decrease of $4.2 million in legal expenses and a decrease in $2.7 million in litigation expenses due to lower legal consulting fees and lower settlement charges during fiscal 2025.
Restructuring

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$—	$6,706	$(6,706)	(100)%

Restructuring charges decreased by $6.7 million due to activities undertaken pursuant to the Plan announced in June 2023. The decrease included severance and employee benefit charges of $5.4 million and impairment charges related to excess facilities of $2.4 million incurred during fiscal 2024, partially offset by stock-based compensation savings of $1.1 million due to decreased headcount.
Interest Income, Interest Expense, and Other Income (Expense), Net

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income	$50,100	$45,880	$4,220	9%
Interest expense	$(171)	$(1,216)	$1,045	(86)%
Other income (expense), net	$(2,177)	$918	$(3,095)	(337)%
Interest income increased $4.2 million as a result of higher income earned from investments in marketable securities in fiscal 2025 primarily due to a higher investment balance and increased yield. Interest expense decreased primarily due to a reduction in the amortization of the discount related to acquisition-related liabilities. The change in other income (expense), net is primarily due to a decrease in net gains on strategic investments.
Provision for Income Taxes

	Year Ended January 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$6,834	$5,859	$975	17%
The provision for income taxes increased in fiscal 2025, compared to fiscal 2024, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $1.6 billion and $1.3 billion as of January 31, 2025 and 2024, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. Additionally, if we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government which may adversely affect our cash flows over the next several years. As of January 31, 2025 and 2024, our principal source of liquidity was cash, cash equivalents, and investments of $1.1 billion and $1.1 billion, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Years Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$33,728	$(68,374)	$(193,287)
Net cash provided by (used in) investing activities	$(218,397)	$140,590	$(1,312,666)
Net cash provided by financing activities	$55,885	$47,464	$36,308
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses.
Historically, we have generated negative operating cash flow, but in fiscal 2025, we achieved positive operating cash flow, primarily due to higher customer collections, partially offset by increased cash payments for cost of revenue and operating expenses.
Our operating cash flow is influenced by seasonal billing patterns, with a concentration of annual billings in our fiscal fourth quarter due to enterprise buying and renewal cycles. This makes our fiscal first quarter our strongest for collections and operating cash flow. Acquisitions can also impact cash flow due to transaction costs, financing expenses, and lower initial contributions from acquired entities.
Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities during fiscal 2025 was $33.7 million, primarily consisting of our net loss of $288.4 million, and $46.6 million used in net changes to our operating assets and liabilities, offset by adjustments for non-cash items of $368.8 million. The main drivers of the changes in operating assets and liabilities were a $90.9 million increase in deferred contract acquisition costs, a $21.2 million increase in accounts receivable due to timing of cash received from customers, and a $5.0 million decrease in operating lease liabilities. These amounts were partially offset by a $56.9 million increase in deferred revenue resulting primarily from increased subscription contracts, a $5.3 million increase in accrued payroll and benefits and a $5.1 million increase in accrued liabilities and other liabilities.
Cash used in operating activities during fiscal 2024 was $68.4 million, primarily consisting of our net loss of $338.7 million, and $20.2 million used in net changes to our operating assets and liabilities, partially offset by non-cash items of $290.5 million. The main drivers of the changes in operating assets and liabilities were a $81.0 million increase in deferred contract acquisition costs, a $61.9 million increase in accounts receivable due to timing of cash received from customers, and a $4.5 million decrease in accounts payable. These amounts were partially offset by a $108.2 million increase in deferred revenue resulting primarily from increased subscription contracts and a $19.1 million increase in accrued payroll and benefits.
Investing Activities
Cash used in investing activities during fiscal 2025 was $218.4 million, consisting of $804.5 million of investment purchases, $123.8 million of net cash paid for the acquisitions of PingSafe, Stride, as well as payments related to the release of escrow liabilities from the Attivo acquisition, and $25.1 million of capitalized internal-use software costs. These amounts were partially offset by $737.1 million of investment sales and maturities.
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
Financing Activities
Cash provided by financing activities during fiscal 2025 was $55.9 million, consisting of $33.4 million of proceeds from the exercise of employee stock options and $22.5 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan.
Cash provided by financing activities during fiscal 2024 was $47.5 million, consisting of $28.3 million of proceeds from the exercise of employee stock options and $19.1 million of proceeds from the issuance of common stock under our 2021 Employee Stock Purchase Plan.
Contractual Obligations and Commitments
Our operating lease obligations as of January 31, 2025 were approximately $20.6 million, with $6.0 million expected to be paid within 12 months and the remainder thereafter. Our operating leases are related to leased office space with expirations through 2029. See Note 8, Leases, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Our purchase obligations as of January 31, 2025 were approximately $718.4 million, with $139.3 million expected to be paid within 12 months and the remainder thereafter.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows could be affected.
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
Interest Rate Risk
As of January 31, 2025, we had $1.1 billion of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds and U.S. agency securities. We also had $6.7 million of restricted cash as of January 31, 2025 primarily due to acquisition-related liabilities and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $8.1 million change in the fair market value of our investment portfolio as of January 31, 2025.
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

dollar against other currencies would have resulted in an increase in operating loss of approximately $23.9 million for fiscal 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
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
The Company generates most of its revenue by selling subscriptions to its Singularity Platform. This includes subscription, premium support and maintenance, and other Singularity Modules, which are distinct performance obligations and are recognized (i) ratably over the subscription term as the performance obligations are satisfied, (ii) based on transaction volume, or (iii) based on certain usage-based measures. To determine the amount and pattern of revenue recognition, management identifies and evaluates the relevant contractual terms in its customer contracts based on its accounting policy (collectively “contract terms and conditions”).

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
•We assessed management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 26, 2025
We have served as the Company’s auditor since 2018.

SENTINELONE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$186,574	$256,651
Short-term investments	535,331	669,305
Accounts receivable, net	236,012	214,322
Deferred contract acquisition costs, current	64,782	54,158
Prepaid expenses and other current assets	47,023	102,895
Total current assets	1,069,722	1,297,331
Property and equipment, net	71,774	48,817
Long-term investments	419,367	204,798
Deferred contract acquisition costs, non-current	85,322	71,640
Intangible assets, net	107,155	122,903
Goodwill	629,636	549,411
Other assets	23,649	26,507
Total assets	$2,406,625	$2,321,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,159	$6,759
Accrued payroll and benefits	79,612	74,345
Deferred revenue, current	470,127	399,603
Other current liabilities	55,655	109,360
Total current liabilities	613,553	590,067
Deferred revenue, non-current	102,017	114,930
Other liabilities	21,808	22,367
Total liabilities	737,378	727,364
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of January 31, 2025 and 2024, and no shares issued and outstanding as of January 31, 2025 and 2024	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of January 31, 2025 and 2024; 310,949,758 and 269,780,805 shares issued and outstanding as of January 31, 2025 and 2024, respectively	31	27
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of January 31, 2025 and 2024; 14,629,347 and 34,910,917 shares issued and outstanding as of January 31, 2025 and 2024, respectively	1	3
Additional paid-in capital	3,294,542	2,934,607
Accumulated other comprehensive income (loss)	2,158	(1,550)
Accumulated deficit	(1,627,485)	(1,339,044)
Total stockholders’ equity	1,669,247	1,594,043
Total liabilities and stockholders’ equity	$2,406,625	$2,321,407

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue	$821,461	$621,154	$422,179
Cost of revenue	211,106	179,281	144,177
Gross profit	610,355	441,873	278,002
Operating expenses:
Research and development	267,002	218,176	207,008
Sales and marketing	487,225	397,160	310,848
General and administrative	185,487	198,247	162,722
Restructuring (Note 11)	—	6,706	—
Total operating expenses	939,714	820,289	680,578
Loss from operations	(329,359)	(378,416)	(402,576)
Interest income	50,100	45,880	21,408
Interest expense	(171)	(1,216)	(1,830)
Other income (expense), net	(2,177)	918	(1,293)
Loss before income taxes	(281,607)	(332,834)	(384,291)
Provision for (benefit from) income taxes	6,834	5,859	(5,613)
Net loss	$(288,441)	$(338,693)	$(378,678)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.92)	$(1.15)	$(1.36)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	314,811,783	294,923,536	277,802,861

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year Ended January 31,
	2025	2024	2023
Net loss	$(288,441)	$(338,693)	$(378,678)
Other comprehensive income (loss):
Changes in unrealized gains (losses) on investments	3,708	4,817	(6,821)
Total comprehensive loss	$(284,733)	$(333,876)	$(385,499)
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	270,451,615	$27	$2,271,980	$454	$(621,673)	$1,650,788
Issuance of common stock upon exercise of options	7,650,525	1	17,334	—	—	17,335
Vesting of restricted stock units	1,303,854	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,335,183	—	19,159	—	—	19,159
Cancellation of holdback shares	(9,551)	—	—	—	—	—
Vesting of early exercised options	—	—	103	—	—	103
Issuance of common stock in connection with acquisition	6,032,231	1	186,332	—	—	186,333
Stock-based compensation	—	—	168,486	—	—	168,486
Other comprehensive loss	—	—	—	(6,821)	—	(6,821)
Net loss	—	—	—	—	(378,678)	(378,678)
Balance as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of options	10,298,114	1	28,317	—	—	28,318
Vesting of restricted stock units	6,021,877	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,607,874	—	19,147	—	—	19,147
Vesting of early exercised options	—	—	186	—	—	186
Stock-based compensation	—	—	223,563	—	—	223,563
Other comprehensive income	—	—	—	4,817	—	4,817
Net loss	—	—	—	—	(338,693)	(338,693)
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of options	7,881,544	1	33,405	—	—	33,406
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units and performance stock units	9,370,381	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,300,151	—	22,500	—	—	22,500
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	280,292	—	—	280,292
Other comprehensive income	—	—	—	3,708	—	3,708
Net loss	—	—	—	—	(288,441)	(288,441)
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended January 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(288,441)	$(338,693)	$(378,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,766	38,912	29,721
Amortization of deferred contract acquisition costs	66,640	48,682	36,417
Non-cash operating lease costs	4,079	4,020	3,559
Stock-based compensation expense	267,531	216,870	164,466
Accretion of discounts, and amortization of premiums on investments, net	(13,482)	(19,943)	(12,217)
Other	1,257	1,934	(1,187)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,174)	(61,949)	(44,442)
Prepaid expenses and other assets	1,746	(1,207)	(14,499)
Deferred contract acquisition costs	(90,946)	(81,039)	(61,289)
Accounts payable	1,405	(4,499)	3,670
Accrued liabilities and other liabilities	5,075	5,611	1,221
Accrued payroll and benefits	5,286	19,140	(7,205)
Operating lease liabilities	(4,954)	(4,410)	(5,320)
Deferred revenue	56,940	108,197	92,496
Net cash provided by (used in) operating activities	33,728	(68,374)	(193,287)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,860)	(1,304)	(4,953)
Purchases of intangible assets	(155)	(3,505)	(407)
Capitalization of internal-use software	(25,121)	(13,956)	(13,452)
Purchases of investments	(804,498)	(466,253)	(1,938,007)
Sales and maturities of investments	737,074	639,193	925,185
Cash paid for acquisitions, net of cash and restricted cash acquired	(123,837)	(13,585)	(281,032)
Net cash provided by (used in) investing activities	(218,397)	140,590	(1,312,666)
CASH FLOW FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	—	(186)
Repurchase of early exercised stock options	(21)	—	—
Proceeds from exercise of stock options	33,406	28,317	17,335
Proceeds from issuance of common stock under the employee stock purchase plan	22,500	19,147	19,159
Net cash provided by financing activities	55,885	47,464	36,308
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(128,784)	119,680	(1,469,645)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	322,086	202,406	1,672,051
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$193,302	$322,086	$202,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$30	$7	$17
Income taxes paid, net of refunds	$6,841	$5,111	$500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$12,761	$6,693	$4,020
Property and equipment purchased but not yet paid	$63	$98	$203
Vesting of early exercised stock options	$—	$186	$103
Issuance of common stock and assumed equity awards in connection with acquisitions	$23,739	$—	$186,332
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.). The consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, 2024 and 2023 refer to the fiscal years ended January 31, 2025, January 31, 2024 and January 31, 2023, respectively.
Reclassifications
Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, stock-based compensation, the period of benefit for deferred contract acquisition costs, useful lives of long-lived assets and intangibles, the valuation of intangible assets acquired as part of a business combination, and accounting for income taxes. Actual results could differ from those estimates.
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM is regularly provided with financial information on a consolidated basis as reported in our consolidated statements of operations. Our CODM uses consolidated net loss to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate at which we seek to grow global operating margin and the allocation of budget between various departments. For information regarding our revenue and long-lived assets by geography, see Note 3, Revenue and Contract Balances, and Note 14, Geographic Information, respectively.
Foreign Currency
Our reporting currency and the functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations In fiscal 2025 and 2023, we recorded $1.2 million and $2.1 million, respectively, in foreign currency transaction losses. In fiscal 2024, we recorded $0.1 million in foreign currency transaction gains.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
Revenue is recognized when a customer obtains control of the promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for the subscriptions and services. We apply the following five-step approach to recognize revenue:
(i)    Identification of the Contract, or Contracts, with the Customer—We determine that we have a contract with a customer when the contract is approved, the payment terms for the services can be identified, each party’s rights regarding the services to be transferred can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information of the customer.
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
Some of our end customers are entitled to receive service level commitment credits, in which we may be contractually obligated to provide partial refunds, and in rare instances, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined guarantees of performance levels or service response affecting the defined guarantees of performance levels or service response rates, and accordingly, estimated refunds related to service level commitment credits in the consolidated financial statements were not material during fiscal 2025, 2024 and 2023.
None of our contracts contain a significant financing component. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.
(iv)    Allocation of the Transaction Price to the Performance Obligations in the Contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on relative standalone selling price (SSP). Certain arrangements include variable consideration that is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
may allocate the variable amount to each distinct service period within the series (i.e., direct allocation).
(v)    Recognition of Revenue when, or as, Performance Obligations are Satisfied—Revenue is recognized when control of the related performance obligation is transferred to the customer in an amount that reflects the consideration expected to be received in exchange for the subscriptions or services.
We generate most of our revenue by selling subscriptions to our Singularity Platform. Our Singularity Platform delivers artificial intelligence-powered threat prevention, detection, and response capabilities, enabling an automatic protection against a full spectrum of cyber threats. We built our Singularity Platform to be deployed as a cloud service or in private and hybrid clouds. Customers can extend the functionality of their subscription to our platform by subscribing to additional Singularity Modules. The nature of our promise to the customer under the subscription is to stand ready to provide protection for the duration of the contractual term. As a result, we recognize revenue for these performance obligations ratably over the contractual term. Premium support and maintenance and other Singularity Modules are distinct from subscriptions and are recognized ratably over the term as the performance obligations are satisfied.
Certain arrangements include variable consideration related either to transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, we (i) recognize revenue as each distinct service period is performed, (ii) recognize the estimate of variable consideration ratably over the period to which it relates, or (iii) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period.
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
Research and Development
Research and development costs are expensed as incurred, unless they qualify for recognition as capitalized internal-use software. Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation, consulting fees, software and subscription services, third-

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
party cloud infrastructure expenses incurred in developing our platform and modules, and allocated facilities and IT overhead costs.
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $23.8 million, $18.5 million, and $12.3 million for fiscal 2025, 2024 and 2023, respectively.
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
We also granted stock option awards with service-based, performance-based, and market-based vesting conditions to certain executives. For these awards, stock-based compensation expense is recognized using the accelerated attribution method over the requisite implied service period when it is probable the performance-based vesting condition will be achieved.
Income Taxes
We are subject to income taxes in the U.S. and other foreign jurisdictions.
We utilize the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.
We recognize income tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. We recognize penalties and accrued interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations.
Net Loss per Share Attributable to Common Stockholders
We compute basic and diluted net loss per share attributable to common stockholders using the two-class method required for participating securities. We consider our restricted common stock and shares issued upon the early exercise of stock options subject to repurchase to be participating securities. Under the two-class method, net loss is not allocated to restricted common stock and early exercised stock options as the holders do not have a contractual obligation to share in our losses.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may consist of amounts invested in money market funds, U.S. treasury securities, commercial paper and certificates of deposit. Restricted cash consists of indemnity escrow funds related to acquisitions, and collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current and non-current, are included within prepaid expenses and other current assets and other assets, respectively, on our consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2025	2024
Cash and cash equivalents	$186,574	$256,651
Restricted cash, current	3,244	61,264
Restricted cash, non-current	3,484	4,171
	$193,302	$322,086
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
We did not identify any credit losses on investments as of January 31, 2025 and 2024. Realized gains and losses on the sale of investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. Realized gains and losses on the sale of investments during fiscal 2025, 2024 and 2023 were not significant.
Strategic Investments
Our strategic investments consist of non-marketable equity and debt investments in privately held companies. We elect to apply the measurement alternative and record non-marketable equity investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Strategic investments are included within long-term investments on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. Receivables related to strategic investments are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Channel partners that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	As of January 31,
	2025	2024
Channel partner A	15%	26%
Channel partner B	14%	10%
Channel partner C	10%	12%

There were no end customers that represented 10% or more of accounts receivable as of January 31, 2025 or 2024.

The channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Year Ended January 31,
	2025	2024	2023
Channel partner A	20%	19%	18%
Channel partner B	10%	*	*
* Less than 10%
There were no end customers that represented 10% or more of total revenue for fiscal 2025, 2024 and 2023.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. The allowance for doubtful accounts balance was $0.3 million and $0.7 million as of January 31, 2025 and 2024, respectively.
Deferred Contract Acquisition Costs
We capitalize sales commissions and associated payroll taxes, and certain incentives (such as referral fees) paid to partners, that are incremental to obtaining a customer contract, which are recorded as deferred contract acquisition

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2025, 2024 and 2023.
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
Capitalized Internal-Use Software
We capitalize certain internal-use software development costs related to our cloud platform. Costs incurred in the preliminary stages of development and post-development are expensed as incurred. Internal and external costs incurred during the development phase, if direct, are capitalized until the software is substantially complete and ready for our intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software is included in property and equipment and is amortized to cost of revenue on a straight-line basis over its estimated useful life.
Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. In fiscal 2024, we recorded a $2.4 million impairment loss related to our excess facilities. No impairment loss was recorded during fiscal 2025 and 2023.
Goodwill is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. The impairment test consists of a qualitative assessment to determine if the quantitative assessment is required. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, net of related income tax effect, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. We did not recognize any impairment of goodwill during fiscal 2025, 2024 and 2023.

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
We did not have any material finance leases during fiscal 2025, 2024 and 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 during the year ended January 31, 2025. For further information, refer to the Segments section above, in Note 3, Revenue and Contract Balances, and Note 14, Geographic Information, respectively.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2025		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
U.S.	$519,928	63%	$397,885	64%	$276,443	65%
International	301,533	37	223,269	36	145,736	35
Total	$821,461	100%	$621,154	100%	$422,179	100%
No single country other than the U.S. represented 10% or more of our revenue during fiscal 2025, 2024 and 2023.
Substantially all of our sales are fulfilled through channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $5.5 million and $3.8 million as of January 31, 2025 and 2024, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $572.1 million and $514.5 million as of January 31, 2025 and 2024, respectively. We recognized revenue of $402.2 million, $305.7 million and $195.9 million for fiscal 2025, 2024 and 2023, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
Our contracts with customers typically range from one to three years. Revenue allocated to remaining performance obligations represents non-cancelable contract revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced in future periods.
For consumption and usage-based contracts with non-cancelable commitments, remaining performance obligations are determined based on the ratable recognition of the remaining commitment over the remaining contract term. The amount and timing of revenue recognition are generally dependent on customers’ future consumption, which is inherently variable at the customers’ discretion.
As of January 31, 2025, our remaining performance obligations were $1,169.1 million, of which we expect to recognize 85% as revenue over the next 24 months following January 31, 2025, with the remainder to be recognized thereafter.
Capitalized contract costs were $150.1 million and $125.8 million as of January 31, 2025 and 2024, respectively. Amortization expense of contract costs was $66.6 million, $48.7 million, and $36.4 million for fiscal 2025, 2024 and 2023, respectively. We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2025, 2024 and 2023.
ACQUISITIONS
Fiscal 2025 Acquisitions
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
In connection with the acquisition of PingSafe, we also granted restricted stock units (RSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 10, Stock-Based Compensation.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the allocation of purchase consideration recorded on our consolidated balance sheet as of the acquisition date (in thousands):

Amount
Consideration:
Cash	$56,789
Common stock (2,354,607 shares)(1)	23,570
Assumed options	169
Holdback subject to indemnification claims	2,452
Fair value of total consideration transferred	$82,980

Cash and cash equivalents	$2,003
Accounts receivable	542
Prepaid expenses and other current assets	331
Intangible assets	11,300
Accrued payroll and benefits	(2)
Accrued liabilities	(590)
Deferred revenue	(671)
Other long-term liabilities	(2,820)
Total identifiable net assets and liabilities	10,093
Goodwill	72,887
Total purchase consideration	$82,980
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
The following table sets forth the amounts allocated to the intangible assets identified as of the date of acquisition, their estimated useful lives, and the amortization classification in the consolidated statements of operations:

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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additional Acquisition-related Information
We incurred $2.1 million and $0.6 million of transaction expenses related to the PingSafe and Stride acquisitions, respectively. The costs were recorded as general and administrative expenses in our consolidated statements of operations.
The goodwill acquired in both acquisitions are not tax deductible in local jurisdictions. The results of operations of PingSafe and Stride have been included in the consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operations if the acquisitions had occurred on February 1, 2023.
The pro forma impact of the PingSafe and Stride business combinations during the fiscal 2025 was not material to our historical consolidated operating results and is therefore not presented, except for stock-based compensation expense related to restricted common stock issued in connection with the acquisition of PingSafe as disclosed in Note 10, Stock-Based Compensation. During fiscal 2025, we recorded $16.2 million of stock-based compensation expense related to the PingSafe acquisition.
Fiscal 2024 Acquisition
KSG
On November 8, 2023, we completed our acquisition of Krebs Stamos Group LLC (KSG), a Washington D.C.-based privately held strategic advisory group. The purchase price of $13.9 million for all of the outstanding membership interests of KSG consisted of all cash and has been accounted for as a business combination in accordance with ASC Topic 805.
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
In connection with the acquisition, we also granted performance stock units (PSUs) under our 2021 Equity Incentive Plan, which were later canceled and exchanged for RSUs in fiscal 2025. For further details, refer to Note 10, Stock-Based Compensation. As the shares are subject to post-acquisition employment, we are accounting for them as post-acquisition compensation expense.
Fiscal 2023 Acquisition
Attivo
On May 3, 2022, we acquired 100% of the issued and outstanding equity securities of Attivo Networks, Inc. (Attivo), an identity security and lateral movement protection company (the Attivo acquisition). Attivo expands our coverage of critical attack surfaces. Identity is an adjacent security solution that complements our core endpoint solution. The Attivo acquisition has been accounted for as a business combination in accordance with ASC Topic 805.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We had post-combination expense with a fair value of $32.9 million that was not included in the total purchase consideration, which is comprised of 307,396 shares of restricted common stock with an aggregate fair value of $10.0 million, and 378,828 assumed options with an aggregate fair value of $11.5 million. Restricted common stock and assumed options were recognized as stock-based compensation expense. In addition, in connection with the acquisition, certain employees were entitled to $11.4 million cash compensation under their previous employment agreements. These amounts are recognized on a straight-line basis as acquisition-related compensation costs. The post-combination expense is expected to be recognized through May 2026. Post-combination compensation expense is subject to adjustment based on continuing service obligations to us of certain stockholders of Attivo.
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
(1) Consideration calculated using the fair value of our Class A common stock. The fair value of the 6,032,231 shares of Class A common stock issued as part of the consideration paid for Attivo was determined on the basis of the closing market price of our Class A common stock on the acquisition date.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We incurred $5.5 million of transaction expenses in connection with the Attivo acquisition during fiscal 2023. $3.2 million of these costs were recorded as general and administrative expenses in our consolidated statements of operations, with the remainder allocated to purchase price consideration. No transaction expenses in connection with the acquisition were recorded during fiscal 2025 and 2024.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the acquisition occurred on February 1, 2021 (in thousands):

Year Ended January 31,
2023
Revenue	$429,683
Net loss	$(393,773)
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about our cash, cash equivalents, and investments by investment category for the periods presented (in thousands):

	As of January 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$94,728	$—	$—	$94,728
Money market funds	Level 1	61,962	—	—	61,962
U.S. Treasury securities	Level 1	9,969	3	—	9,972
Commercial paper	Level 2	19,914	—	(2)	19,912
Total cash and cash equivalents		$186,573	$3	$(2)	$186,574
Short-term investments:
U.S. Treasury securities	Level 1	$208,918	$284	$(74)	$209,128
Commercial paper	Level 2	24,606	1	(2)	24,605
Corporate notes and bonds	Level 2	238,610	586	(6)	239,190
U.S. agency securities	Level 2	62,257	151	—	62,408
Total short-term investments		$534,391	$1,022	$(82)	$535,331
Long-term investments:
U.S. Treasury securities	Level 1	$208,104	$787	$(203)	$208,688
Corporate notes and bonds	Level 2	173,882	573	(331)	174,124
U.S. agency securities	Level 2	13,458	—	(63)	13,395
Total long-term investments		$395,444	$1,360	$(597)	$396,207

Total assets measured at fair value		$1,116,408	$2,385	$(681)	$1,118,112

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$43,925	$—	$—	$43,925
Money market funds	Level 1	204,481	—	—	204,481
Certificates of deposit	Level 2	8,245	—	—	8,245
Total cash and cash equivalents		$256,651	$—	$—	$256,651
Short-term investments:
U.S. Treasury securities	Level 1	$234,776	$—	$(1,053)	$233,723
Corporate notes and bonds	Level 2	279,248	12	(1,068)	278,192
U.S. agency securities	Level 2	157,873	18	(501)	157,390
Total short-term investments		$671,897	$30	$(2,622)	$669,305
Long-term investments:
U.S. Treasury securities	Level 1	$27,175	$121	$—	$27,296
Corporate notes and bonds	Level 2	69,970	279	(67)	70,182
U.S. agency securities	Level 2	90,924	303	(48)	91,179
Total long-term investments		$188,069	$703	$(115)	$188,657

Total assets measured at fair value		$1,116,617	$733	$(2,737)	$1,114,613
There were no transfers between the levels of the fair value hierarchy during fiscal 2025, 2024 and 2023. As of January 31, 2025, all of our investments will mature within two years.
As of January 31, 2025, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During fiscal 2025, 2024 and 2023, we did not recognize any losses on our investments due to credit related factors. As of January 31, 2025, we had $1.2 million in continuous unrealized loss positions for more than twelve months on securities with a total fair value of $15.0 million.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer and were $23.2 million and $16.1 million as of January 31, 2025 and 2024, respectively.
During fiscal 2025 and 2023, the Company incurred no impairment charges on its non-marketable strategic investments. During fiscal 2024, the Company incurred impairment charges on its non-marketable strategic investments of $0.8 million. During fiscal 2025 and 2024, the Company recognized realized gains of $0.3 million and $3.5 million, respectively, and on its non-marketable strategic investments. No realized gains were recognized during fiscal 2023. Impairment charges and realized gains on strategic investments were recognized in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2025	2024
Office furniture and fixtures	$1,594	$2,078
Computers, software, and equipment	3,476	4,999
Capitalized internal-use software	90,694	54,325
Leasehold improvements	12,968	12,551
Construction in progress	132	21
Total property and equipment	108,864	73,974
Less: Accumulated depreciation and amortization	(37,090)	(25,157)
Total property and equipment, net	$71,774	$48,817
We capitalized internal-use software costs of $37.8 million, $20.7 million and $17.5 million during fiscal 2025, 2024 and 2023, respectively.
Depreciation and amortization expense related to property and equipment was $15.2 million, $10.0 million and $6.7 million for fiscal 2025, 2024 and 2023, respectively, including amortization expense related to capitalized internal-use software of $12.3 million, $7.1 million and $4.1 million for fiscal 2025, 2024 and 2023, respectively.
7.INTANGIBLE ASSETS
Intangible assets, net as of January 31, 2025 and 2024 consisted of the following (in thousands):

	As of January 31,
	2025	2024
Developed technology	$87,700	$78,700
Customer relationships	85,000	82,300
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,177	5,016
Total finite-lived intangible assets	189,777	177,916
Less: accumulated amortization	(82,877)	(55,268)
Total finite-lived intangible assets, net	$106,900	$122,648
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$107,155	$122,903
Amortization expense of intangible assets was $27.6 million, $28.9 million, and $23.0 million for fiscal 2025, 2024, and 2023, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2025, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
2026	$26,179
2027	26,179
2028	16,419
2029	10,583
2030	8,663
Thereafter	18,877
Total	$106,900
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
The following tables provide supplemental balance sheet information, supplemental cash flow information related to our operating leases for fiscal 2025, 2024, and 2023 as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2025 and 2024 (in thousands, except lease term and discount rate):

		As of January 31,
	Classification	2025	2024
Supplemental Balance Sheet Information
Operating lease ROU assets – non-current	Other assets	$15,486	$18,474

Operating lease liabilities – current	Other current liabilities	$5,278	$4,689
Operating lease liabilities – non-current	Other liabilities	13,787	18,239
Total operating lease liabilities		$19,065	$22,928

	Year Ended January 31,
	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$5,858	$4,987	$5,266
Operating lease ROU assets obtained in exchange for operating lease liabilities	$1,091	$616	$3,224

	As of January 31,
	2025	2024
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	3.52	4.53
Weighted-average discount rate	4.3%	4.2%

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease costs, net of sublease income, consisted of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Operating lease costs	$4,719	$4,855	$4,905
Short-term lease costs	35	19	771
Variable lease costs	1,627	1,323	1,886
Sublease income	(979)	(941)	(700)
Total lease costs	$5,402	$5,256	$6,862
The maturities of our operating lease liabilities as of January 31, 2025 were as follows (in thousands):

Fiscal Year Ending January 31,	Amount
2026	$5,992
2027	5,982
2028	5,717
2029	2,709
2030	155
Thereafter	—
Total operating lease payments	$20,555
Less: Imputed interest	(1,490)
Present value of operating lease liabilities	$19,065
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our common stock reserved for future issuance on an as-converted basis as of January 31, 2025 and 2024 were as follows:

	As of January 31,
	2025	2024
Stock options outstanding	13,164,743	21,159,850
RSUs and PSUs outstanding	28,016,619	27,406,457
ESPP reserved for future issuance	11,050,459	9,303,700
2021 Plan available for future grants	41,803,691	36,450,021
Total shares of common stock reserved	94,035,512	94,320,028
10.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended January 31,
	2025	2024
Cost of revenue	$22,105	$17,187
Research and development	83,957	61,055
Sales and marketing	80,496	55,798
General and administrative	80,973	83,890
Restructuring	—	(1,060)
Total	$267,531	$216,870
2021 Equity Incentive Plan
In May 2021, our board of directors, and in June 2021, our stockholders approved our 2021 Equity Incentive Plan (2021 Plan) as a successor to our 2013 Equity Incentive Plan (2013 Plan) and 2011 Stock Incentive Plan (2011 Plan). The purpose of the 2021 Plan is to grant stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, RSUs, and PSUs. A total of 35,281,596 shares of Class A common stock were initially available for issuance under the 2021 Plan. Our compensation committee administers the 2021 Plan. The number of shares of our Class A common stock available for issuance under the 2021 Plan is subject to an annual increase on the first day of each fiscal year, beginning on February 1, 2022, equal to the lesser of: (i) five percent (5%) of the aggregate number of outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year, or (ii) such other amount as our board of directors may determine.
The 2013 Plan and 2011 Plan (together, the Prior Plans) were terminated in June 2021, in connection with the adoption of our 2021 Plan, and stock-based awards are no longer granted under the Prior Plans. However, the Prior Plans will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Any shares underlying stock options that are expired, canceled, forfeited, or repurchased under the Prior Plans will be automatically transferred to the 2021 Plan and be available for issuance as Class A common stock.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	26,079,887	$20.29
Granted	15,907,285	23.50
Released	(9,363,521)	21.53
Forfeited	(5,265,823)	20.96
Outstanding as of January 31, 2025	27,357,828	$21.60
As of January 31, 2025, we had unrecognized stock-based compensation expense related to unvested RSUs of $523.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.70 years.
Performance Stock Units
During fiscal 2025, we granted 256,674 PSUs to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During fiscal 2025, we have recorded $4.2 million of stock-based compensation expense related to these PSUs.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2024	1,326,570	$15.97
Granted	256,674	22.25
Released	(6,860)	23.07
Forfeited or cancelled	(1,342,704)	16.04
Outstanding as of January 31, 2025	233,680	$22.27
As of January 31, 2025, we had unrecognized stock-based compensation expense related to unvested PSUs of $0.8 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.24 years.
During fiscal 2024, we granted PSUs covering 1,133,455 shares of Class A common stock at target to certain executives subject to service-based and performance-based vesting conditions. The financial performance metrics were not achieved and were cancelled during fiscal 2025. As such, we have not recorded any stock-based compensation expense and have no unrecognized stock-based compensation expense related to these PSUs.
In November 2023, we granted 312,686 PSUs with a grant date fair value of $5.4 million subject to service-based and performance-based vesting conditions to retain the services of certain former KSG employees (such PSUs, the Original PSUs). During fiscal 2025, we cancelled the Original PSUs. In exchange for the cancelled Original PSUs, the employees were granted RSUs subject to only service-based vesting conditions. We expect to recognize an additional $4.1 million in expense over the requisite service period through the first quarter of 2028. During fiscal 2025, we have recorded $1.0 million of stock-based compensation expense related to these RSUs.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Information
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2024	21,159,850	$5.63	6.25	$447,989
Assumed options from PingSafe acquisition	214,976	0.25
Exercised	(7,881,544)	4.24
Forfeited	(328,539)	8.18
Outstanding as of January 31, 2025	13,164,743	$6.31	5.02	$232,240
Expected to vest as of January 31, 2025	13,164,743	$6.31	5.02	$232,240
Vested and exercisable as of January 31, 2025	10,352,575	$5.50	4.69	$190,993
There were no options granted during fiscal 2025, 2024 or 2023.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $146.9 million, $170.1 million and $173.0 million, respectively.
As of January 31, 2025, we had unrecognized stock-based compensation expense related to unvested options of $23.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.34 years.
Milestone Options
In March 2021, we granted 1,404,605 options to purchase shares of common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and former Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of (i) our IPO (the performance-based vesting condition), which was completed in June 2021, and (ii) the achievement of a certain market capitalization target (the market-based vesting condition), subject to the executive’s continued service to us from the grant date through the milestone event. During fiscal 2025, our former Chief Financial Officer's employment was terminated, resulting in the cancellation of certain milestone options. As of January 31, 2025, the market capitalization target has not yet been achieved, and therefore, these milestone options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
We recorded stock-based compensation expense related to these milestone options of $2.6 million, $3.6 million, and $3.6 million during fiscal 2025, 2024, and 2023, respectively. As of January 31, 2025, we had unrecognized stock-based compensation expense related to unvested milestone options of $5.2 million, that is expected to be recognized over the remaining implied service period of 1.56 years.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $13.7 million in fiscal 2025. As of January 31, 2025, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $27.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.75 years.
In connection with the Attivo acquisition, we issued restricted Class A common stock to Attivo’s employees. We recorded stock-based compensation expense related to these restricted shares in connection with the Attivo

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquisition of $0.3 million and $0.7 million during fiscal 2025 and 2024, respectively. As of January 31, 2025, we had no unrecognized stock-based compensation expense related to this unvested restricted common stock.
Employee Stock Purchase Plan (ESPP)
In May 2021, our board of directors, and in June 2021, our stockholders approved our ESPP, which became effective on the date of effectiveness of our Final Prospectus, or June 29, 2021. The ESPP initially reserved and authorized the issuance of up to a total of 7,056,319 shares of common stock to eligible employees. The number of shares reserved for issuance and sale under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2022 for the first ten calendar years after the first offering date, in an amount equal to (i) 1% of the aggregate number of outstanding shares of all class our common stock on the last day of the immediately preceding fiscal year, or (ii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for six-month offering periods beginning January 6 and July 6 of each year, with each offering period consisting of a single six-month purchase period, except for the initial offering period which began on July 1, 2021, and ended on July 5, 2023. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of our common stock as of the beginning of the offering period or (ii) the fair market value of our common stock on the purchase date, as defined in the ESPP, except for the initial offering period that had a 24-month look back to the IPO price of $35.
The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights using the Black-Scholes option pricing model for the periods presented:

	Year Ended January 31,
	2025	2024
Expected term (in years)	0.5	0.5
Expected volatility	48% - 55%	55% - 85%
Risk-free interest rate	4.2% - 5.3%	5.2% - 5.5%
Dividend yield	—%	—%
We recognized stock-based compensation expense related to ESPP of $8.7 million, $11.7 million, and $12.7 million during fiscal 2025, 2024, and 2023, respectively.
Modifications & Accelerations
During fiscal 2025, 2024 and 2023, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications or accelerations, under which the exercise period of certain vested awards has been extended, and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During fiscal 2025, 2024 and 2023, we recognized incremental and accelerated charges of $9.7 million, $6.2 million and $4.5 million, respectively, related to the Management Transitions.
11.RESTRUCTURING
In June 2023, we announced a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. The Plan includes a reduction of our workforce by approximately 5%, or approximately 100 full-time employees. We incurred approximately $7.4 million in charges in connection with the Plan in fiscal 2024, consisting of $5.4 million in charges related to severance payments and employee benefits, $2.4 million of impairment charges related to excess facilities, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal of certain stock-based compensation expense. Note that the charges related to inventory write-offs were recognized as cost of revenue and not

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restructuring operating expenses in our consolidated financial statements of operations. These costs were paid as of January 31, 2025. The actions associated with the Plan were substantially completed as of the end of fiscal 2025.
12.INCOME TAXES
Our loss before provision for income taxes for fiscal 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Domestic	$(383,904)	$(406,151)	$(432,235)
Foreign	102,297	73,317	47,944
Loss before provision for income taxes	$(281,607)	$(332,834)	$(384,291)
The components of provision for income taxes for fiscal 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current:
State	$178	$150	$53
Foreign	4,021	5,168	3,661
Total current	4,199	5,318	3,714
Deferred:
Federal	—	—	(6,754)
State	—	—	(2,913)
Foreign	2,635	541	340
Total deferred	2,635	541	(9,327)
Total provision for income taxes	$6,834	$5,859	$(5,613)
A reconciliation of the expected provision for (benefit from) income taxes at the statutory federal income tax rate to our recorded provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Benefit from income taxes at U.S. federal statutory rate	$(59,137)	$(69,895)	$(80,701)
State taxes, net of federal benefit	178	150	53
Foreign tax rate differential	30,950	23,179	10,140
Stock-based compensation	6,689	12,367	2,734
Non-deductible expenses	468	1,390	1,780
Research and development credits	(2,987)	(2,251)	(688)
Change in valuation allowance	30,584	40,525	60,145
Other	89	394	924
Total provision for (benefit from) income taxes	$6,834	$5,859	$(5,613)
Significant components of our net deferred tax assets and liabilities as of January 31, 2025 and 2024 consisted of the following (in thousands):

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$207,838	$226,971
Research and development expenses	148,728	106,257
Deferred revenue	42,537	36,199
Accruals and reserves	11,042	9,265
Operating lease liabilities	5,349	7,492
Stock-based compensation	17,388	14,300
Other	11,495	7,111
Gross deferred tax assets	444,377	407,595
Valuation allowance	(381,956)	(340,951)
Total deferred tax assets	62,421	66,644
Deferred tax liabilities:
Acquired intangibles, property and equipment	(24,373)	(28,652)
Deferred contract acquisition costs	(36,313)	(30,423)
Operating lease right-of-use assets	(4,602)	(6,582)
Other	(563)	(1,782)
Total deferred tax liabilities	(65,851)	(67,439)
Net deferred tax liabilities	$(3,430)	$(795)
Based upon available objective evidence, we believe it is more likely than not that the U.S. and Israel net deferred tax assets will not be fully realizable. Accordingly, we have established a valuation allowance for the U.S. and Israel gross deferred tax assets. As of January 31, 2025 and 2024, we had a valuation allowance of $382.0 million and $341.0 million, respectively, against our deferred tax assets. During fiscal 2025 and 2024, total valuation allowance increased by $41.0 million and $49.2 million, respectively, primarily due to additional net operating losses and capitalized research and development.
As of January 31, 2025, we had federal net operating loss carryforwards of $772.4 million, which will begin to expire in 2031, and state net operating loss carryforwards of $447.9 million, which will begin to expire in 2027. We also had foreign net operating loss carryforwards of $93.3 million, which do not expire.
In addition, we had federal research and development credit carryforwards of $9.9 million, which will begin to expire in 2037, and state research and development credit carryforwards of $4.3 million, which do not expire.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of certain foreign subsidiaries of ours as of January 31, 2025 and 2024 due to our intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our tax years generally remain open and subject to examination by federal, state, or foreign tax authorities. We are currently under examination by the Israel Tax Authorities for the 2017 through 2021 tax years. We are not currently under audit in any other tax jurisdictions.
The changes in the gross amount of unrecognized tax benefits consisted of the following (in thousands):

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31,
	2025	2024	2023
Balance at beginning of year	$2,197	$1,013	$566
Gross increases for tax positions of current year	1,540	1,027	447
Gross increases for tax positions of prior year	263	157	—
Balance at end of year	$4,000	$2,197	$1,013
We recognize interests and penalties related to income tax matters as a component of income tax expense. We do not anticipate that its total unrecognized tax benefits will significantly change during the next 12 months.
The Organization for Economic Co-Operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning February 1, 2024. Numerous countries have enacted or substantively enacted legislation to implement these rules. While we did not have an impact from Pillar Two on our tax provision or effective tax rate as of the year ended January 31, 2025, we continue to monitor evolving Pillar Two and other tax legislation in the jurisdictions in which we operate.
In 2022, we began negotiating a bilateral Advance Pricing Agreement (APA) with the United States Internal Revenue Service and the Israeli Tax Authorities (ITA), covering various transfer pricing matters for intercompany transactions, with the primary issue relating to the valuation of the intergroup utilization of our Israeli subsidiary’s intellectual property. The proposed APA would cover our fiscal years ended or ending January 31, 2022 through January 31, 2026. An APA, if obtained, would provide us with a more predictable future business operating model, ensure certainty to timing and amounts of cash tax payments, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While this effort is ongoing, the process of negotiating has been lengthy and may take more time to resolve. As of January 31, 2025, the APA remains an ongoing process with no framework for a settlement or resolution yet to be finalized. By its nature, a concluded APA is a tri-party agreement between the two competent tax authorities and the taxpayer, and therefore, a successful resolution of such requires compromise by all three parties in order to achieve such aforementioned certainty and conclusion, and accordingly there can be no assurance that the APA process will be successful. Alternatively, the APA process could be terminated without an agreed upon resolution. In such case, the ITA may initiate an audit of these agreements and transactions, the result of which could be a potential tax assessment. In this case, we intend to exhaust all administrative and judicial remedies necessary to resolve the matter, as necessary, which could be another lengthy process.
We believe that the tax positions we have taken on our Israeli filed tax returns related to these intercompany transactions are sustainable and meet the more likely than not criteria for recognition and measurement, prescribed by ASC Topic 740, Accounting for Income Taxes. We believe that our transfer pricing for these intercompany transactions are on arm’s-length terms, our assumptions, judgements, and estimates are reasonable, and the transactions are characterized appropriately based upon U.S. and OECD guidance and Israeli law. As such, we have not recorded any reserves for this matter as of January 31, 2025. There can be no assurance that this matter will be resolved in our favor, and any taxes, penalties, settlements or adverse judgments relating to this matter could materially and adversely impact our business, operating results, financial condition, and cash flows.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(288,441)	$(338,693)	$(378,678)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	314,811,783	294,923,536	277,802,861
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.92)	$(1.15)	$(1.36)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of January 31,
	2025	2024	2023
RSUs and PSUs	28,016,619	27,406,457	14,409,166
Stock options	13,164,743	21,159,850	32,446,814
Restricted common stock	1,497,212	10,621	451,444
ESPP	520,701	107,924	134,469
Shares subject to repurchase	—	16,543	178,308
Total	43,199,275	48,701,395	47,620,201
14.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, by geography were as follows (in thousands):

	As of January 31,
	2025	2024
U.S.	$65,980	$40,067
Israel	15,823	21,806
Rest of world	5,457	5,418
Total	$87,260	$67,291
Revenue by geography is presented in Note 3, Revenue and Contract Balances.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our former Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. Defendants filed a motion to dismiss the amended complaint on September 16, 2024. The motion has been fully briefed and the court has not yet ruled on the motion. We believe the case is without merit and defendants intend to defend the suit vigorously.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the consolidated balance sheets as of January 31, 2025 and 2024.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
16.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. We made $2.7 million, $2.6 million and $2.8 million in matching contributions for fiscal 2025, 2024 and 2023, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. For fiscal 2025, 2024, and 2023, we recorded $3.4 million, $3.5 million, and $3.9 million, respectively, in severance expenses related to these employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2025. The effectiveness of our internal control over financial reporting as of January 31, 2025, has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2025, of the Company and our report dated March 26, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 26, 2025

ITEM 9B. OTHER INFORMATION
Our directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are generally only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the fourth quarter of fiscal 2025, one of our Section 16 officers adopted a new Rule 10b5-1 Plan. The Tomasello Plan (as defined below) was entered into during an open trading window in accordance with our Insider Trading Policy.
On January 15, 2025, Robin Tomasello, our Chief Accounting Officer, adopted a Rule 10b5-1 Plan (the Tomasello Plan) providing for the potential sale of up to 25,050 shares of Class A common stock between an estimated start date and end date of April 16, 2025 and April 30, 2026, respectively.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.
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
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.

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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of SentinelOne, Inc.	8-K	001-40531	3.1	June 28, 2024
3.2	Amended and Restated Bylaws of SentinelOne, Inc.	8-K	001-40531	3.1	December 13, 2022
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
4.2	Description of Registrant’s securities.	10-K	001-40531	4.2	April 7, 2022
4.3	Amended and Restated Investors’ Rights Agreement among SentinelOne, Inc. and certain holders of capital stock, dated October 28, 2020.	S-1	333-256761	4.2	June 3, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021
10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.5†	Confirmatory Employment Letter between SentinelOne, Inc. and David Bernhardt, dated May 28, 2021.	S-1/A	333-256761	10.8	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Ric Smith, dated May 28, 2021.	10-K	001-40531	10.7	April 7, 2022
10.7†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Keenan Conder, effective June 24, 2021.	10-K	001-40531	10.8	April 7, 2022
10.8†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021

10.11†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Narayanan ‘Vats’ Srivatsan, effective February 26, 2022.	10-K	001-40531	10.13	March 29, 2023
10.12†	SentinelOne Global Corporate Cash Bonus Plan as amended effective August 1, 2022.	10-Q	001-40531	10.3	June 1, 2023
10.13†	2021 Equity Incentive Plan Global Notice of Restricted Stock Unit Award, as amended.	10-Q	001-40531	10.1	December 5, 2023
10.14	Office Lease, by and between SIC-Mountain Bay Plaza, LLC and SentinelOne, Inc. and Silicon Valley Bank dated as of June 9, 2020, as amended.	S-1	333-256761	10.7	June 3, 2021
10.15†	2021 Equity Incentive Plan Global Notice of Performance Stock Unit Award	10-K	001-40531	10.15	March 27, 2024
10.16†#	Letter Agreement by and between SentinelOne, Inc. and Narayanan ‘Vats’ Srivatsan, dated March 17, 2024.	10-Q	001-40531	10.1	May 30, 2024
10.17†	Offer Letter between Barbara Larson and SentinelOne, Inc. dated September 5, 2024	10-Q	001-40531	10.1	December 4, 2024
10.18†#	Separation and Release Agreement between David Bernhardt and SentinelOne, Inc., dated September 10, 2024	10-Q	001-40531	10.2	December 4, 2024
10.19†	Form of Change of Control and Severance Agreement for Non-CEO Executive Officers	10-Q	001-40531	10.3	December 4, 2024
19.1	Insider Trading Policy
21.1	List of Subsidiaries of SentinelOne, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SentinelOne, Inc. Compensation Recovery Policy	10-K	001-40531	97.1	March 27, 2024

101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
#      Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 26th day of March, 2025.

SENTINELONE, INC.

By:	/s/ Tomer Weingarten
Tomer Weingarten
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tomer Weingarten and Barbara Larson, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tomer Weingarten	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 26, 2025
Tomer Weingarten

/s/ Barbara Larson	Chief Financial Officer (Principal Financial Officer)	March 26, 2025
Barbara Larson

/s/ Robin Tomasello	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2025
Robin Tomasello

/s/ Charlene T. Begley	Director	March 26, 2025
Charlene T. Begley

/s/ Aaron Hughes	Director	March 26, 2025
Aaron Hughes

/s/ Mark S. Peek	Director	March 26, 2025
Mark S. Peek

/s/ Ana Pinczuk	Director	March 26, 2025
Ana Pinczuk

/s/ Daniel Scheinman	Director	March 26, 2025
Daniel Scheinman

/s/ Teddie Wardi	Director	March 26, 2025
Teddie Wardi