Form 10-Q
period 2025-04-30
SentinelOne, Inc.
filed 2025-05-28
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 23, 2025, the registrant had 318,339,537 shares of Class A common stock and 14,145,911 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, and interest rate volatility;
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts around the world;
•the impact of actions we are taking to improve operational efficiencies and operating costs, including the restructuring plan we approved in March 2025;
•the impact of our negotiations and potential settlement with the U.S. and Israeli governments for a bilateral Advance Pricing Agreement;
•our plans with respect to our 2025 Share Repurchase Program;
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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	April 30,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$188,624	$186,574
Short-term investments	578,294	535,331
Accounts receivable, net	155,010	236,012
Deferred contract acquisition costs, current	64,408	64,782
Prepaid expenses and other current assets	44,262	47,023
Total current assets	1,030,598	1,069,722
Property and equipment, net	75,989	71,774
Long-term investments	439,772	419,367
Deferred contract acquisition costs, non-current	81,824	85,322
Intangible assets, net	100,794	107,155
Goodwill	629,636	629,636
Other assets	25,338	23,649
Total assets	$2,383,951	$2,406,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,572	$8,159
Accrued payroll and benefits	63,203	79,612
Deferred revenue, current	453,563	470,127
Other current liabilities	50,590	55,655
Total current liabilities	588,928	613,553
Deferred revenue, non-current	91,793	102,017
Other liabilities	156,688	21,808
Total liabilities	837,409	737,378
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of April 30, 2025 and January 31, 2025; no shares issued and outstanding as of April 30, 2025 and January 31, 2025.	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 316,861,848 and 310,949,758 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	32	31
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 14,210,321 and 14,629,347 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	1	1
Additional paid-in capital	3,378,134	3,294,542
Accumulated other comprehensive income	4,053	2,158
Accumulated deficit	(1,835,678)	(1,627,485)
Total stockholders’ equity	1,546,542	1,669,247
Total liabilities and stockholders’ equity	$2,383,951	$2,406,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended April 30,
	2025	2024
Revenue	$229,029	$186,355
Cost of revenue	56,532	50,137
Gross profit	172,497	136,218
Operating expenses:
Research and development	72,253	58,321
Sales and marketing	133,881	115,830
General and administrative	48,679	42,667
Restructuring (Note 8)	5,167	—
Total operating expenses	259,980	216,818
Loss from operations	(87,483)	(80,600)
Interest income, net	12,290	12,046
Other income (expense), net	492	(39)
Loss before income taxes	(74,701)	(68,593)
Provision for income taxes	133,492	1,512
Net loss	$(208,193)	$(70,105)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.63)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	327,976,349	309,547,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended April 30,
	2025	2024
Net loss	$(208,193)	$(70,105)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	1,895	(1,243)
Total comprehensive loss	$(206,298)	$(71,348)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended April 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247
Issuance of common stock upon exercise of stock options	2,520,990	—	12,277	—	—	12,277
Vesting of restricted stock units and performance stock units	2,972,074	1	—	—	—	1
Stock-based compensation	—	—	71,315	—	—	71,315
Other comprehensive income	—	—	—	1,895	—	1,895
Net loss	—	—	—	—	(208,193)	(208,193)
Balance as of April 30, 2025	331,072,169	$33	$3,378,134	$4,053	$(1,835,678)	$1,546,542

	Three Months Ended April 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	2,345,516	1	6,554	—	—	6,555
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units	2,183,744	—	—	—	—	—
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	62,631	—	—	62,631
Other comprehensive loss	—	—	—	(1,243)	—	(1,243)
Net loss	—	—	—	—	(70,105)	(70,105)
Balance as of April 30, 2024	311,556,289	$32	$3,027,530	$(2,793)	$(1,409,149)	$1,615,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended April 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(208,193)	$(70,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,848	10,691
Amortization of deferred contract acquisition costs	18,610	15,284
Non-cash operating lease costs	1,096	957
Stock-based compensation expense	68,655	58,553
Accretion of discounts, and amortization of premiums on investments, net	(2,780)	(3,628)
Asset impairment charges	2,171	—
Other	549	1,551
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	80,580	80,911
Prepaid expenses and other assets	(4,215)	3,904
Deferred contract acquisition costs	(14,738)	(15,207)
Accounts payable	13,402	2,368
Accrued liabilities and other liabilities	130,676	(790)
Accrued payroll and benefits	(16,408)	(18,897)
Operating lease liabilities	(1,191)	(1,481)
Deferred revenue	(26,788)	(22,108)
Net cash provided by operating activities	52,274	42,003
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146)	(886)
Purchases of intangible assets	(21)	(73)
Capitalization of internal-use software	(6,684)	(7,361)
Purchases of investments	(167,258)	(246,965)
Sales and maturities of investments	108,517	210,574
Cash paid for acquisitions, net of cash acquired	—	(61,553)
Net cash used in investing activities	(65,592)	(106,264)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of early exercised stock options	—	(21)
Proceeds from exercise of stock options	12,277	6,554
Net cash provided by financing activities	12,277	6,533
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,041)	(57,728)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	193,302	322,086
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$192,261	$264,358
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$286	$1,492
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$2,660	$4,078
Property and equipment purchased but not yet paid	$137	$147
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on March 26, 2025 (Annual Report).
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the three months ended April 30, 2025, as compared to the use of estimates disclosed in our Annual Report.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure in the notes to the financial statements of specified information about certain income statement line items. Additionally, in January 2025, the FASB further issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the provisions of this ASU.
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM is regularly provided with financial information on a consolidated basis as reported in our condensed consolidated statements of operations. Our CODM uses consolidated net loss to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate at which we seek to grow global operating margin and the allocation of budget between various departments. For information regarding our revenue by geography, see Note 3, Revenue and Contract Balances.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Cash and cash equivalents	$188,624	$186,574
Restricted cash, current	171	3,244
Restricted cash, non-current	3,466	3,484
	$192,261	$193,302
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2025		Three Months Ended April 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
United States	$142,442	62%	$118,242	63%
International	86,587	38	68,113	37
Total	$229,029	100%	$186,355	100%
No single country other than the United States represented 10% or more of our revenue during the three months ended April 30, 2025 and 2024.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $9.4 million and $5.5 million as of April 30, 2025 and January 31, 2025, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $545.4 million and $572.1 million as of April 30, 2025 and January 31, 2025, respectively. We recognized revenue of $175.9 million and $148.0 million during the three months ended April 30, 2025 and 2024, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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

As of April 30, 2025, our remaining performance obligations were $1,163.4 million, of which we expect to recognize 86% as revenue over the next 24 months following April 30, 2025, with the remainder to be recognized thereafter.
4.ACQUISITIONS
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The pro forma impact of the PingSafe and Stride business combinations during the three months ended April 30, 2025 was not material to our historical consolidated operating results and is therefore not presented, except for stock-based compensation expense related to restricted common stock issued in connection with the acquisition of PingSafe as disclosed in Note 7, Stock-Based Compensation. During the three months ended April 30, 2025, we recorded $4.5 million of stock-based compensation expense related to the PingSafe acquisition.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of April 30, 2025 and January 31, 2025 (in thousands):

	As of April 30, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$114,678	$—	$—	$114,678
Money market funds	Level 1	73,946	—	—	73,946
Total cash and cash equivalents		$188,624	$—	$—	$188,624
Short-term investments:
U.S. treasury securities	Level 1	$239,096	$702	$(27)	$239,771
Commercial paper	Level 2	14,865	—	(1)	14,864
Corporate notes and bonds	Level 2	273,260	663	(5)	273,918
U.S. agency securities	Level 2	49,672	69	—	49,741
Total short-term investments		$576,893	$1,434	$(33)	$578,294
Long-term investments:
U.S. treasury securities	Level 1	$211,592	$1,358	$—	$212,950
Corporate notes and bonds	Level 2	190,372	969	(119)	191,222
U.S. agency securities	Level 2	8,500	—	(10)	8,490
Total long-term investments		$410,464	$2,327	$(129)	$412,662

Total assets measured at fair value		$1,175,981	$3,761	$(162)	$1,179,580

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$94,728	$—	$—	$94,728
Money market funds	Level 1	61,962	—	—	61,962
U.S. treasury securities	Level 1	9,969	3	—	9,972
Commercial paper	Level 2	19,914	—	(2)	19,912
Total cash and cash equivalents		$186,573	$3	$(2)	$186,574
Short-term investments:
U.S. treasury securities	Level 1	$208,918	$284	$(74)	$209,128
Commercial paper	Level 2	24,606	1	(2)	24,605
Corporate notes and bonds	Level 2	238,610	586	(6)	239,190
U.S. agency securities	Level 2	62,257	151	—	62,408
Total short-term investments		$534,391	$1,022	$(82)	$535,331
Long-term investments:
U.S. treasury securities	Level 1	$208,104	$787	$(203)	$208,688
Corporate notes and bonds	Level 2	173,882	573	(331)	174,124
U.S. agency securities	Level 2	13,458	—	(63)	13,395
Total long-term investments		$395,444	$1,360	$(597)	$396,207

Total assets measured at fair value		$1,116,408	$2,385	$(681)	$1,118,112
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of April 30, 2025, all of our investments will mature within two years.
There were no transfers between the levels of the fair value hierarchy during the three months ended April 30, 2025 and 2024.
As of April 30, 2025, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three months ended April 30, 2025 and 2024, we did not recognize any losses on our investments due to credit-related factors. As of April 30, 2025, there were no securities in continuous unrealized loss positions for more than twelve months.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. These were $27.1 million and $23.2 million as of April 30, 2025 and January 31, 2025, respectively, and are presented as long-term investments in the condensed consolidated balance sheets.
During the three months ended April 30, 2025 and April 30, 2024, the Company recognized immaterial impairment charges and realized gains on its non-marketable strategic investments. Impairment charges and realized gains on strategic investments are recognized in other income (expense), net.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Intangible assets, net
Intangible assets, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Developed technology	$87,700	$87,700
Customer relationships	85,000	85,000
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,203	5,177
Total finite-lived intangible assets	189,803	189,777
Less: accumulated amortization	(89,264)	(82,877)
Total finite-lived intangible assets, net	$100,539	$106,900
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$100,794	$107,155
Amortization expense of intangible assets was $6.3 million and $7.7 million for the three months ended April 30, 2025 and 2024, respectively.
As of April 30, 2025, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2026	$19,798
2027	26,182
2028	16,422
2029	10,586
2030	8,666
Thereafter	18,885
Total	$100,539
Other liabilities
Other liabilities consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Income tax liability related to APA (1)	$136,000	$—
Operating lease liabilities, non-current	12,559	13,787
Deferred tax liabilities	4,887	4,960
Other long-term liabilities	3,242	3,061
Total other liabilities	$156,688	$21,808
(1) Refer to Note 9, Income Taxes for the discussion on the unrecognized tax benefits related to the bilateral Advance Pricing Agreement (APA).

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue	$4,665	$4,869
Research and development	20,941	17,465
Sales and marketing	22,915	18,074
General and administrative	20,170	18,145
Restructuring	(36)	—
Total	$68,655	$58,553
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	27,357,828	$21.60
Granted	13,941,636	18.55
Released	(2,747,751)	22.34
Forfeited	(1,968,853)	20.29
Outstanding as of April 30, 2025	36,582,860	$20.45
As of April 30, 2025, we had unrecognized stock-based compensation expense related to unvested RSUs of $683.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years.
Performance Stock Units
In April 2025, we granted Performance Stock Units (PSUs) to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three months ended April 30, 2025, we have recorded $1.2 million stock-based compensation expense related to these PSUs.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	233,680	$22.27
Granted	542,431	17.37
Released	(224,323)	22.26
Forfeited or cancelled	(9,357)	22.38
Outstanding as of April 30, 2025	542,431	$17.37
As of April 30, 2025, we had unrecognized stock-based compensation expense related to unvested PSUs of $9.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 year.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2025	13,164,743	$6.31
Exercised	(2,520,990)	4.87
Forfeited	(19,337)	1.26
Outstanding as of April 30, 2025	10,624,416	$6.66
Vested and expected to vest as of April 30, 2025	10,624,416	$6.66
Vested and exercisable as of April 30, 2025	8,208,612	$5.88
As of April 30, 2025, we had unrecognized stock-based compensation expense related to unvested options of $17.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $1.6 million and $1.7 million, respectively, during the three months ended April 30, 2025 and 2024.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $3.4 million and $3.4 million during the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $24.0 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.0 year.
Modifications
During the three months ended April 30, 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the unvested awards were accelerated, the exercise period of certain vested awards has been extended, or a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During the three months ended April 30, 2025 we recognized an incremental charge of $3.4 million related to the Management Transitions. No incremental charges related to the Management Transitions were recognized during the three months ended April 30, 2024.
8.RESTRUCTURING
During the three months ended April 30, 2025, we executed a restructuring plan (Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. We incurred approximately $5.2 million in charges in connection with the Plan in the three months ended April 30, 2025, which primarily consists of $3.0 million in charges related to severance payments and employee benefits and $2.2 million of asset impairment charges related to facilities. These costs were substantially paid as of April 30, 2025 and the restructuring activities are expected to be fully completed by the end of the second quarter of fiscal 2026.
9.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended April 30, 2025, we incurred a discrete tax expense upon recording a long-term tax contingency of $136.0 million related to the APA matter, as discussed further below. Additionally, in connection with the APA matter, we released a valuation allowance upon the recognition of Israeli deferred tax assets of $4.7 million. Without respect to these two discrete items, we had an effective tax rate of (3.0)% and (2.2)% for the three months ended April 30, 2025 and 2024, respectively. The effective tax rate is primarily attributable to minimum taxes and profits in our foreign jurisdictions.
In 2022, we began negotiating an APA with the United States Internal Revenue Service (IRS) and the Israel Tax Authority (ITA), covering various transfer pricing matters for intercompany transactions, with the primary issue relating to the valuation of the intergroup utilization of our Israeli subsidiary’s intellectual property (APA matter). The proposed APA would cover our fiscal years ended or ending January 31, 2022 through January 31, 2026. An APA, if obtained, would provide us with a more predictable future business operating model, ensure certainty to timing and amounts of cash tax payments, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While this effort is ongoing, the process of negotiating has been lengthy and may take more time to resolve. While we still continue to vigorously defend our tax position, during the three months ended April 30, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, incurred a tax expense of $136.0 million in the three months ended April 30, 2025, and recorded a long-term tax contingency for this matter. We currently expect that any payments pursuant to an APA (if an APA is concluded) or negotiated settlement would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and the ITA have been reached at this time. By its nature, a concluded APA is a tri-party agreement between the two competent tax authorities and the taxpayer, and therefore, a successful resolution of such requires compromise by all three parties in order to achieve such aforementioned certainty and conclusion, and accordingly there can be no assurance that the APA process will be successful. Alternatively, the APA process could be terminated without an agreed upon resolution. In such case, the ITA may initiate an audit of these agreements and transactions, the result of which could be a potential tax assessment. In this case, we intend to exhaust all administrative and judicial remedies necessary to resolve the matter, as necessary, which could be another lengthy process.
We believe that the tax positions we have taken on our Israeli filed tax returns related to these intercompany transactions are sustainable and meet the more likely than not criteria for recognition and measurement, prescribed by ASC Topic 740, Accounting for Income Taxes. We believe that our transfer pricing for these intercompany transactions are on arm’s-length terms, our assumptions, judgements, and estimates are reasonable, and the transactions are characterized appropriately based upon U.S. and OECD guidance and Israeli law. However, ASC 740 also requires that we consider all new information during the quarter, such as the framework for a final settlement and resolution of this matter as discussed with the ITA, without the limitation that the new information must change the technical merits of the position. As noted above, there can be no assurance that this matter will be resolved in our favor, or at the amount recorded, and any taxes, penalties, settlements or adverse judgments relating to this matter could materially and adversely impact our business, operating results, financial condition, and cash flows and the unrecognized tax benefit recorded during the three months ended April 30, 2025 could increase or decrease based on further developments relating to this matter.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(208,193)	$(70,105)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	327,976,349	309,547,693
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.63)	$(0.23)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of April 30,
	2025	2024
RSUs and PSUs	38,821,968	33,116,512
Stock options	8,208,612	18,903,991
Restricted common stock	998,141	1,502,357
ESPP	643,136	479,275
Total	48,671,857	54,002,135
11.COMMITMENTS AND CONTINGENCIES
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2025 and January 31, 2025.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
Other Contingencies
We are engaged in ongoing negotiations with the IRS and the ITA regarding a potential bilateral APA related to certain intercompany transfer pricing matters involving the intra-group utilization of the intellectual property of our Israeli subsidiary. While no agreements have been reached and the outcome remains uncertain, we reassessed our uncertain tax position during the three months ended April 30, 2025, and recorded a related long-term tax contingency. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. This matter remains unresolved and, if not successfully concluded, could result in additional obligations, including potential tax assessments. For more information, see Note 9, Income Taxes.
12.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $1.4 million and $1.4 million, in matching contributions for the three months ended April 30, 2025 and 2024, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million for each of the three months ended April 30, 2025 and 2024.
13.SUBSEQUENT EVENTS
Share Repurchase
On May 22, 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transaction or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will be at the discretion of management and will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. We expect to retire any repurchased shares of Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the U.S. Securities and Exchange Commission (SEC), on March 26, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2026 and January 31, 2025 are referred to herein as fiscal 2026 and fiscal 2025, respectively.
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
Our Singularity Platform ingests, correlates, and queries petabytes of structured and unstructured data from a myriad of ever-expanding disparate external and internal sources in real-time. We aim to build rich context and deliver greater visibility by constructing a dynamic representation of data across an organization. As a result, our AI models are able to be highly accurate, actionable, and autonomous. Our distributed AI models run both locally on every endpoint and every cloud workload, as well as on our cloud platform. Our Static and vector-agnostic Behavioral AI models, which run on the endpoints themselves, provide our customers with protection even when their devices are not connected to the cloud. In the cloud, our Streaming AI can detect anomalies that surface when multiple data feeds are correlated. By providing full visibility into the Storyline of every secured device across the organization through one console, our platform can make it very fast for analysts to easily search through petabytes of data to investigate incidents and proactively hunt threats. We have extended our control and visibility planes beyond the traditional endpoint to unmanaged Internet of Things (IoT) devices.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,459 customers with annualized recurring revenue (ARR) of $100,000 or more as of April 30, 2025, up from 1,193 as of April 30, 2024. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of April 30, 2025, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 38% and 37% for the three months ended April 30, 2025 and 2024, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $229.0 million and $186.4 million for the three months ended April 30, 2025 and 2024, respectively, representing year-over-year growth of 23%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended April 30, 2025 and 2024 was $208.2 million and $70.1 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, significant political or regulatory developments including changes in trade policy, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
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
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Revenue	$229,029	$186,355
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

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Non-GAAP operating loss	$(3,927)	$(11,081)
A reconciliation of non-GAAP operating loss to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
GAAP operating loss	$(87,483)	$(80,600)
Stock-based compensation expense	68,655	58,553
Employer payroll tax on employee stock transactions	2,748	2,188
Amortization of acquired intangible assets	6,239	7,675
Acquisition-related compensation	711	1,103
Severance and employee benefits	3,004	—
Asset impairment charges	2,171	—
Other restructuring charges	28	—
Non-GAAP operating loss	$(3,927)	$(11,081)
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription, consumption, and usage-based customers, and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms.

	As of April 30,
	2025	2024
	(in thousands)
Annualized recurring revenue	$948,110	$762,214
ARR grew 24% year-over-year to $948.1 million as of April 30, 2025, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of April 30,
	2025	2024

Customers with ARR of $100,000 or more	1,459	1,193
Customers with ARR of $100,000 or more grew 22% year-over-year to 1,459 as of April 30, 2025, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.

Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of April 30, 2025, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Restructuring
Restructuring charges related to the restructuring plan executed in March 2025 (Plan) consist primarily of charges related to severance payments, employee benefits, stock-based compensation, and asset impairment charges related to facilities. The actions associated with the Plan are expected to be fully completed by the second quarter of fiscal 2026.
Interest Income, Net, and Other Income (Expense), Net
Interest income, net consists primarily of interest earned on our cash equivalents and investments, offset by interest expense, which consists primarily of the amortization of the discount related to acquisition-related liabilities.
Other income (expense), net consists primarily of foreign currency transaction gains and losses, and gains and losses on strategic investments.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business and the tax effects of the APA matter (defined below), including $136.0 million of tax expense for unrecognized tax benefits, offset by a $4.7 million discrete tax benefit from the release of valuation allowance attributable to the recognition of our Israel deferred tax assets also related to this matter. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
We expect our provision for income taxes to increase in fiscal 2026 and beyond based upon increased foreign earnings and certain minimum taxes.
Additionally, as discussed in more detail in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, since 2022, we have been negotiating a bilateral Advance Pricing Agreement (APA) with the Internal Revenue Service (IRS) and the Israel Tax Authority (ITA) covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property (the APA matter). As of April 30, 2025, we have recorded an unrecognized tax benefit of $136.0 million related to the APA matter, and negotiations remain ongoing with no finalized resolution or agreement reached at this time. If we agree to an APA or a negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. The unrecognized tax benefit recorded during the three months ended April 30, 2025 could increase or decrease based on further developments relating to this matter. For more information, see Note 9, Income Taxes to our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Revenue	$229,029	$186,355
Cost of revenue(1)	56,532	50,137
Gross profit	172,497	136,218
Operating expenses:
Research and development(1)	72,253	58,321
Sales and marketing(1)	133,881	115,830
General and administrative(1)	48,679	42,667
Restructuring(1)	5,167	—
Total operating expenses	259,980	216,818
Loss from operations	(87,483)	(80,600)
Interest income, net	12,290	12,046
Other income (expense), net	492	(39)
Loss before income taxes	(74,701)	(68,593)
Provision for income taxes	133,492	1,512
Net loss	$(208,193)	$(70,105)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Cost of revenue	$4,665	$4,869
Research and development	20,941	17,465
Sales and marketing	22,915	18,074
General and administrative	20,170	18,145
Restructuring	(36)	—
Total stock-based compensation expense	$68,655	$58,553

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2025	2024

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	25	27
Gross profit	75	73
Operating expenses:
Research and development	32	31
Sales and marketing	58	62
General and administrative	21	23
Restructuring	2	—
Total operating expenses	114	116
Loss from operations	(38)	(43)
Interest income, net	5	6
Other income (expense), net	—	—
Loss before income taxes	(33)	(37)
Provision for income taxes	58	1
Net loss	(91)%	(38)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$229,029	$186,355	$42,674	23%
Revenue increased by $42.7 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$56,532	$50,137	$6,395	13%
Gross profit	$172,497	$136,218	$36,279	27%
Gross margin	75%	73%
Cost of revenue increased by $6.4 million primarily due to a $4.6 million increase in cloud hosting usage charges to support our expanding business, and a $1.5 million increase in amortization of capitalized internal use-software due to the continued investment in our platform. Gross margin increased to 75%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$72,253	$58,321	$13,932	24%
Research and development expenses increased by $13.9 million primarily due to an increase in personnel-related expenses of $9.8 million, including an increase of $3.5 million related to stock-based compensation expense as a result of increased headcount, an increase of $1.6 million in cloud hosting expenses driven by expanded research and development activities, and a $1.6 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$133,881	$115,830	$18,051	16%
Sales and marketing expenses increased by $18.1 million primarily due to an increase in personnel-related expenses of $15.9 million, including an increase of $4.8 million in stock-based compensation expense due to higher headcount and increased stock-based compensation modification expenses, and an increase in travel and entertainment expenses of $1.5 million.
General and Administrative

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$48,679	$42,667	$6,012	14%
General and administrative expenses increased by $6.0 million primarily due to an increase in personnel-related expenses of $5.2 million, including an increase of $2.0 million in stock-based compensation expense as a result of increased headcount, and a $2.2 million increase in consulting expenses. The increase was partially offset by a decrease in $1.3 million overhead expenses due to higher overhead cost being allocated out.
Restructuring

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$5,167	$—	$5,167	100%
Restructuring charges increased by $5.2 million due to activities undertaken pursuant to the Plan. This included severance and employee benefit charges of $3.0 million and asset impairment charges related to facilities of $2.2 million.

Interest Income, Net, and Other Income (Expense), Net

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income, net	$12,290	$12,046	$244	2%
Other income (expense), net	$492	$(39)	$531	(1,362)%
Interest income, net increased $0.2 million driven by higher income earned from investments in marketable securities during the three months ended April 30, 2025. The change in other income (expense), net is primarily due to net foreign currency exchange fluctuations.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$133,492	$1,512	$131,980	8,729%
The provision for income taxes increased due to an accrual of $136.0 million for an unrecognized tax benefit related to our APA matter, offset by a discrete benefit of $4.7 million from the release of valuation allowance upon recognition of Israel deferred tax assets, also in connection with the APA matter.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $1.8 billion and $1.6 billion as of April 30, 2025 and January 31, 2025, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. Additionally, if we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government which may adversely affect our cash flows over the next several years. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition” during the three months ended April 30, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, recorded a tax expense of $136.0 million in the three months ended April 30, 2025. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and ITA have been reached at this time. As of April 30, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and investments of $1.2 billion and $1.1 billion, respectively.
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
On May 22, 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means. The timing and total amount of stock repurchases will be at the discretion of management and will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. We expect to retire any repurchased shares of Class A common stock.
As of May 28, 2025, no shares have been repurchased under the 2025 Share Repurchase Program.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$52,274	$42,003
Net cash used in investing activities	$(65,592)	$(106,264)
Net cash provided by financing activities	$12,277	$6,533
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
Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities during the three months ended April 30, 2025 was $52.3 million, primarily consisting of $161.3 million provided by net changes to our operating assets and liabilities and adjustments for non-cash items of $99.1 million, partially offset by our net loss of $208.2 million. The main drivers of the changes in operating assets and liabilities were an increase of accrued liabilities and other liabilities of $130.7 million, of which $136.0 million is related to an accrual for an unrecognized tax benefit related to our APA matter, a $80.6 million decrease in accounts receivable, and a $13.4 million increase in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $26.8 million decrease in deferred revenue, a $16.4 million decrease in accrued payroll and benefits, a $14.7 million increase in deferred contract acquisition costs, and a $4.2 million increase in prepaid expenses and other assets.
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
Investing Activities
Cash used in investing activities during the three months ended April 30, 2025 was $65.6 million, primarily consisting of $167.3 million of investment purchases, and $6.7 million of capitalized internal-use software costs. These amounts were partially offset by $108.5 million of investment sales and maturities.
Cash used in investing activities during the three months ended April 30, 2024 was $106.3 million, consisting of $247.0 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and $7.4 million of capitalized internal-use software costs. These amounts were partially offset by $210.6 million of investment sales and maturities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2025 was $12.3 million, entirely consisting of proceeds from the exercise of employee stock options.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report for the three months ended April 30, 2025, except for the following:
Income Taxes
We evaluate uncertain tax positions in accordance with ASC 740. We recognize a tax benefit when it is more likely than not that our tax position will be sustained upon examination based on the technical merits. The amount recognized is based on the largest benefit that is cumulatively greater than 50% likely to be realized upon settlement. The evaluation of uncertain tax positions involves significant judgment, including interpretation of tax law, legal precedent, expected outcomes of negotiations with taxing authorities and changes in facts and circumstances. When new information becomes available, such as discussions in settlement negotiations, this could constitute a change in facts and circumstances that may require remeasurement of the associated liability. During the three months ended April 30, 2025, we discussed a framework for final settlement and resolution of a bilateral APA matter with the ITA. Based on these discussions, we assessed probable outcomes and adjusted our measurement of the related uncertain tax position which resulted in $136.0 million of income tax expense.
We will continue to reassess our uncertain tax positions at each reporting date, incorporating the most current information, including any settlement developments, audit activity, or legal interpretations. See Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
We utilize the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, as well as net operating loss carryforwards. We establish a valuation allowance against deferred tax assets if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We consider both positive and negative evidence under ASC 740, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.
We released valuation allowance of $4.7 million against Israeli deferred tax assets, in connection with a bilateral APA matter, during the three months ended April 30, 2025. We will continue to assess the need for a valuation allowance against our deferred tax assets at each reporting date. See Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
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
Interest Rate Risk
As of April 30, 2025, we had $1.2 billion of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds and U.S. agency securities. We also had $3.6 million of restricted cash as of April 30, 2025, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities and acquisition-related liabilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $8.4 million change in the fair market value of our investment portfolio as of April 30, 2025.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $8.1 million for the three months ended April 30, 2025.

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
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 47% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $208.2 million and $70.1 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $1.8 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•our ability to successfully incorporate new technologies into our platform, including generative and agentic AI;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including any slowdown in technology spending due to U.S. and general global macroeconomic conditions;
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

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
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the government sector until we have attained the revised certification or meet other new requirements. For example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance requirements and if we lose our authorization, it will restrict our ability to sell to government customers;

•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shutdowns, agency closures or extensive agency layoffs or restructuring, government defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
•governments may require certain products to be manufactured, produced, hosted or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to government agencies; and
•refusal to grant, suspension or revocation of certain certifications or clearances, including corporate or individual security clearances, by a government agency, executive order or other government action, or decision by one government agency that our products do not meet certain standards, may cause reputational harm, loss of sales and business opportunities and cause concern with other government agencies.
The occurrence of any of the foregoing could cause government organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results. Furthermore, the Department of Government Efficiency has been recently established in an effort to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for and purchases of our platform by government organizations.
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
•significant political or regulatory developments, including changes in trade policy;
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,400 employees as of April 30,

2024, to over 2,700 employees as of April 30, 2025. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. As a result of macroeconomic conditions, in June 2023 and March 2025, we approved restructuring plans designed to improve operational efficiencies and operating costs and better align our workforce and operations with current business needs, priorities, and near term growth expectations.
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
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our board of directors, as well as certain of our key marketing, sales, finance, support, product development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Tomer Weingarten, our co-founder, Chairman of our board of directors, President, and Chief Executive Officer, who is critical to the development of our technology, platform, future vision, and strategic direction. From time to time, there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business and negatively affect our business.
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
We believe that our corporate culture has been, and will continue to be a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, inclusion, creativity, and teamwork that we believe is important to support our growth. As we implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. We are also taking steps to develop a more inclusive workforce, however, there is no guarantee that we will be able to do so.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our alliance partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.
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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti-

bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.
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
Further, we depend on a number of third parties in relation to the operation of our business, many of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, disclosure, storage and transmission of such information. Any violation of privacy, data protection, data or cybersecurity laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR or other applicable laws.
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
We cannot guarantee that the 2025 Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
On May 22, 2025, our board of directors authorized the 2025 Share Repurchase Program pursuant to which we may repurchase up to $200.0 million of our outstanding shares of our Class A common stock. Although our board of directors has authorized this program, the 2025 Share Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The 2025 Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the 2025 Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. Since 2022, we have been negotiating a bilateral APA with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property among our group enterprises and the provision of intergroup services. An APA, if obtained and implemented, will provide us with greater certainty regarding our tax obligations in respect of our U.S. and Israeli intercompany transactions, transfer pricing and charges, and a more predictable future business operating model, and will preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While we still continue to vigorously defend our tax position, during the three months ended April 30, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter. As a result of such discussions, we reassessed our uncertain tax position related to the APA matter, and based on this reassessment, we recorded tax expense of $136.0 million in the three months ended April 30, 2025. However, no agreements between us and the IRS and ITA authorities have been reached at this time. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. Alternatively, if we are unable to agree upon an APA, the ITA may initiate an audit of our intercompany agreements and transactions, which may result in a potential tax assessment. While we continue to vigorously defend our tax position, any fines, penalties, settlement or adverse judgment relating to such matter may have a material and adverse impact on our business, operating results, financial conditions and cash flows and the unrecognized tax benefit recorded during the three months ended April 30, 2025 could increase or decrease based on further developments relating to this matter. For more information, see Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
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
Our sales contracts are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. However, the strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the U.S., which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar strengthens, this could adversely affect our operating results and financial condition. In addition, increased international sales in the future, including through continued international expansion, our channel partners and other partnerships, could result in foreign currency denominated sales, which would increase our foreign currency risk. Conversely, if the U.S. dollar weakens relative to the foreign currencies in the jurisdictions in which we have operations, our cost of revenue and operating expenses will increase, which would have an adverse impact on our operating results.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment may make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile as a result of regional geopolitical conflicts around the world, inflation, interest rate volatility, from changes in U.S. federal spending, significant political or regulatory developments, including changes in trade policy, actual or perceived instability in the banking system, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•the global political, economic and macroeconomic climate, including but not limited to, the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, actual or perceived instability in the banking industry, labor shortages, supply chain disruptions, potential recession, inflation, and fluctuating interest rates;
•other events or factors, including those resulting from war, armed conflict, regional geopolitical conflicts around the world, incidents of terrorism or responses to these events; and
•cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty, including inflation, fluctuating interest rates, significant political or regulatory developments including changes in trade policy, labor shortages and fluctuations in international currency rates, as well as the impacts of regional geopolitical conflicts around the world. These economic, political, regulatory and market conditions have and may continue to negatively impact the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 47% of the voting power of our capital stock as of April 30, 2025, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of April 30, 2025, the holders of our outstanding Class B common stock hold approximately 47% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of April 30, 2025. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Investors’ expectations of our performance relating to corporate sustainability may impose additional costs and expose us to new risks.
There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate sustainability both in the U.S. and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the sustainability standards set by various constituencies.
Further, corporate sustainability initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California has adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock may be influenced by the research and reports that industry or financial analysts publish about us, our business, our market and our competitors. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price could potentially decline. If our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us.
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
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and other corporate purposes, which may include share repurchases, and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None
Issuer Purchases of Equity Securities
On May 22, 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means. The timing and total amount of stock repurchases will be at the discretion of management and will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2025 Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. We expect to retire any repurchased shares of Class A common stock.
As of May 28, 2025, no shares have been repurchased under the 2025 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Other Information
None.
(c) Insider Trading Arrangements and Policies
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the three months ended April 30, 2025, one of our Section 16 officers adopted a new Rule 10b5-1 Plan. The Smith Plan (as defined below) was entered into during an open trading window in accordance with our Insider Trading Policy.
On April 15, 2025, Richard Smith Jr., our President, Product, Technology, and Operations, adopted a Rule 10b5-1 Plan (the Smith Plan) providing for the potential sale of certain shares of our Class A common stock which may be received by Mr. Smith upon vesting and settlement of certain outstanding restricted stock units and performance stock units, net of any shares withheld by the Company to satisfy applicable tax obligations, with such sales occurring between an estimated start date of August 7, 2025 and an estimated end date of August 14, 2026. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Smith Plan, can only be determined upon the occurrence of the future vesting events. The Smith Plan is scheduled to expire on August 14, 2026.

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

SENTINELONE, INC.

Date: May 28, 2025	By:	/s/ Barbara Larson
Barbara Larson
Chief Financial Officer
(Principal Financial Officer)