Form 10-Q
period 2025-07-31
SentinelOne, Inc.
filed 2025-08-28
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 22, 2025, the registrant had 319,496,938 shares of Class A common stock and 14,108,911 shares of Class B common stock outstanding.

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
•the impact of actions we are taking to improve operational efficiencies and operating costs, including the restructuring plans we approved in March 2025 and July 2025;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of PingSafe Pte. Ltd. (PingSafe) and Stride Security Ltd. (Stride) in February 2024, and our announced acquisition of Prompt Security, Inc. in August 2025;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$278,005	$186,574
Short-term investments	532,818	535,331
Accounts receivable, net	179,332	236,012
Deferred contract acquisition costs, current	65,402	64,782
Prepaid expenses and other current assets	37,141	47,023
Total current assets	1,092,698	1,069,722
Property and equipment, net	79,227	71,774
Long-term investments	347,009	419,367
Deferred contract acquisition costs, non-current	83,271	85,322
Intangible assets, net	94,272	107,155
Goodwill	629,636	629,636
Other assets	24,371	23,649
Total assets	$2,350,484	$2,406,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,725	$8,159
Accrued payroll and benefits	66,548	79,612
Deferred revenue, current	457,221	470,127
Other current liabilities	63,282	55,655
Total current liabilities	596,776	613,553
Deferred revenue, non-current	89,586	102,017
Other liabilities	156,336	21,808
Total liabilities	842,698	737,378
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of July 31, 2025 and January 31, 2025; no shares issued and outstanding as of July 31, 2025 and January 31, 2025.	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 318,008,601 and 310,949,758 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	32	31
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 14,125,911 and 14,629,347 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	1	1
Additional paid-in capital	3,414,117	3,294,542
Accumulated other comprehensive income	1,333	2,158
Accumulated deficit	(1,907,697)	(1,627,485)
Total stockholders’ equity	1,507,786	1,669,247
Total liabilities and stockholders’ equity	$2,350,484	$2,406,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	$242,183	$198,937	$471,212	$385,292
Cost of revenue	60,474	50,699	117,006	100,836
Gross profit	181,709	148,238	354,206	284,456
Operating expenses:
Research and development	79,091	63,602	151,344	121,923
Sales and marketing	127,879	119,617	261,760	235,447
General and administrative	51,474	44,400	100,153	87,067
Restructuring (Note 8)	3,883	—	9,050	—
Total operating expenses	262,327	227,619	522,307	444,437
Loss from operations	(80,618)	(79,381)	(168,101)	(159,981)
Interest income, net	12,196	12,817	24,486	24,863
Other income (expense), net	(327)	(421)	165	(460)
Loss before income taxes	(68,749)	(66,985)	(143,450)	(135,578)
Provision for income taxes	3,270	2,199	136,762	3,711
Net loss	$(72,019)	$(69,184)	$(280,212)	$(139,289)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.85)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	330,938,421	312,615,531	329,481,933	310,358,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(72,019)	$(69,184)	$(280,212)	$(139,289)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(2,720)	3,938	(825)	2,695
Total comprehensive loss	$(74,739)	$(65,246)	$(281,037)	$(136,594)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended July 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	331,072,169	$33	$3,378,134	$4,053	$(1,835,678)	$1,546,542
Issuance of common stock upon exercise of stock options	678,982	—	2,952	—	—	2,952
Vesting of restricted stock units	2,766,104	—	—	—	—	—
Issuance of common stock under employee purchase plan	578,154	—	9,065	—	—	9,065
Repurchase of common stock	(2,960,897)	—	(52,693)	—	—	(52,693)
Stock-based compensation	—	—	76,659	—	—	76,659
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(72,019)	(72,019)
Balance as of July 31, 2025	332,134,512	$33	$3,414,117	$1,333	$(1,907,697)	$1,507,786

	Three Months Ended July 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	311,556,289	$32	$3,027,530	$(2,793)	$(1,409,149)	$1,615,620
Issuance of common stock upon exercise of stock options	1,475,181	—	6,258	—	—	6,258
Vesting of restricted stock units	2,387,044	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—		8,800
Stock-based compensation	—	—	68,255	—	—	68,255
Other comprehensive income	—	—	—	3,938	—	3,938
Net loss	—	—	—	—	(69,184)	(69,184)
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Six Months Ended July 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	1,669,247
Issuance of common stock upon exercise of stock options	3,199,972	—	15,229	—	—	15,229
Vesting of restricted stock units and performance stock units	5,738,178	1	—	—	—	1
Issuance of common stock under employee purchase plan	578,154	—	9,065	—	—	9,065
Repurchase of common stock	(2,960,897)	—	(52,693)	—	—	(52,693)
Stock-based compensation	—	—	147,974	—	—	147,974
Other comprehensive loss	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	(280,212)	(280,212)
Balance as of July 31, 2025	332,134,512	$33	$3,414,117	$1,333	$(1,907,697)	$1,507,786

	Six Months Ended July 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	3,820,697	1	12,812	—	—	12,813
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units	4,570,788	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—	—	8,800
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	130,886	—	—	130,886
Other comprehensive income	—	—	—	2,695	—	2,695
Net loss	—	—	—	—	(139,289)	(139,289)
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended July 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(280,212)	$(139,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,117	21,110
Amortization of deferred contract acquisition costs	37,507	31,252
Non-cash operating lease costs	2,120	1,939
Stock-based compensation expense	142,539	123,230
Accretion of discounts, and amortization of premiums on investments, net	(4,856)	(7,420)
Asset impairment charges	2,176	1,429
Other	280	113
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	56,409	59,258
Prepaid expenses and other assets	3,159	8,942
Deferred contract acquisition costs	(36,076)	(34,901)
Accounts payable	1,547	10
Accrued and other liabilities	144,040	4,658
Accrued payroll and benefits	(13,063)	(10,645)
Operating lease liabilities	(2,119)	(2,800)
Deferred revenue	(25,337)	(12,583)
Net cash provided by operating activities	51,231	44,303
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410)	(1,439)
Purchases of intangible assets	(100)	(133)
Capitalization of internal-use software	(12,525)	(14,544)
Purchases of investments	(208,090)	(442,629)
Proceeds from sales, maturities and return of capital of investments	286,767	404,677
Cash paid for acquisitions, net of cash acquired	—	(61,553)
Net cash provided by (used in) investing activities	65,642	(115,621)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchases of common stock	(52,693)	—
Repurchase of early exercised stock options	—	(21)
Proceeds from exercise of stock options	15,229	12,813
Proceeds from issuance of common stock under the employee stock purchase plan	9,065	8,800
Net cash (used in) provided by financing activities	(28,399)	21,592
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	88,474	(49,726)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	193,302	322,086
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$281,776	$272,360
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,923	$2,468
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$5,435	$7,656
Property and equipment purchased but not yet paid	$52	$42
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the six months ended July 31, 2025, as compared to the use of estimates disclosed in our Annual Report.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company has not early adopted this standard, and we are currently assessing its impact on related disclosures, with adoption planned for the annual period ending January 31, 2026.

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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Cash and cash equivalents	$278,005	$186,574
Restricted cash, current	103	3,244
Restricted cash, non-current	3,668	3,484
	$281,776	$193,302
Restricted cash, current and restricted cash, non-current is presented within prepaid expenses and other current assets, and other assets in the condensed consolidated balance sheets, respectively.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2025		Three Months Ended July 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
United States	$149,650	62%	$126,260	63%
International	92,533	38	72,677	37
Total	$242,183	100%	$198,937	100%

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended July 31, 2025		Six Months Ended July 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
United States	$292,091	62%	$244,502	63%
International	179,121	38	140,790	37
Total	$471,212	100%	$385,292	100%
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2025 and 2024.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $8.9 million and $5.5 million as of July 31, 2025 and January 31, 2025, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $546.8 million and $572.1 million as of July 31, 2025 and January 31, 2025, respectively. We recognized revenue of $181.2 million and $155.5 million during the three months ended July 31, 2025 and 2024, respectively, and $317.2 million and $262.2 million during the six months ended July 31, 2025 and 2024, respectively that was included in the corresponding contract liability balance at the beginning of the period.
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
As of July 31, 2025, our remaining performance obligations were $1.2 billion, of which we expect to recognize 85% as revenue over the next 24 months following July 31, 2025, with the remainder to be recognized thereafter.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In connection with the acquisition of PingSafe, we also granted restricted stock units (RSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 7, Stockholders’ Equity.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The goodwill acquired in both acquisitions is not tax deductible in local jurisdictions. The results of operations of PingSafe and Stride have been included in the condensed consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operations if the acquisitions had occurred on February 1, 2023.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of July 31, 2025 and January 31, 2025 (in thousands):

	As of July 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$99,118	$—	$—	$99,118
Money market funds	Level 1	178,887	—	—	178,887
Total cash and cash equivalents		$278,005	$—	$—	$278,005
Short-term investments:
U.S. treasury securities	Level 1	$233,244	$513	$(44)	$233,713
Commercial paper	Level 2	4,972	—	(1)	4,971
Corporate notes and bonds	Level 2	269,726	514	(25)	270,215
U.S. agency securities	Level 2	23,907	12	—	23,919
Total short-term investments		$531,849	$1,039	$(70)	$532,818
Long-term investments:
U.S. treasury securities	Level 1	$175,835	$208	$(145)	$175,898
Corporate notes and bonds	Level 2	132,653	98	(204)	132,547
U.S. agency securities	Level 2	8,500	—	(44)	8,456
Total long-term investments		$316,988	$306	$(393)	$316,901

Total assets measured at fair value		$1,126,842	$1,345	$(463)	$1,127,724

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$94,728	$—	$—	$94,728
Money market funds	Level 1	61,962	—	—	61,962
U.S. treasury securities	Level 1	9,969	3	—	9,972
Commercial paper	Level 2	19,914	—	(2)	19,912
Total cash and cash equivalents		$186,573	$3	$(2)	$186,574
Short-term investments:
U.S. treasury securities	Level 1	$208,918	$284	$(74)	$209,128
Commercial paper	Level 2	24,606	1	(2)	24,605
Corporate notes and bonds	Level 2	238,610	586	(6)	239,190
U.S. agency securities	Level 2	62,257	151	—	62,408
Total short-term investments		$534,391	$1,022	$(82)	$535,331
Long-term investments:
U.S. treasury securities	Level 1	$208,104	$787	$(203)	$208,688
Corporate notes and bonds	Level 2	173,882	573	(331)	174,124
U.S. agency securities	Level 2	13,458	—	(63)	13,395
Total long-term investments		$395,444	$1,360	$(597)	$396,207

Total assets measured at fair value		$1,116,408	$2,385	$(681)	$1,118,112
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of July 31, 2025, all of our investments will mature within two years.
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2025 and 2024.
As of July 31, 2025, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three and six months ended July 31, 2025 and 2024, we did not recognize any losses on our investments due to credit-related factors. As of July 31, 2025, there were no securities in continuous unrealized loss positions for more than twelve months.
The tables above do not include the Company’s strategic investments in non-marketable debt and equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. These were $30.1 million and $23.2 million as of July 31, 2025 and January 31, 2025, respectively, and are presented as long-term investments in the condensed consolidated balance sheets.
For the three months ended July 31, 2025 and July 31, 2024, the Company recognized gains of $0.8 million and $0.3 million, respectively, on its non-marketable strategic investments. For the six months ended July 31, 2025 and July 31, 2024, the Company recognized gains of $0.8 million and $0.3 million, respectively. No impairment charges were recorded on these investments in each of the periods. Impairment charges and gains on strategic investments are recognized in other income (expense), net.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Intangible assets, net
Intangible assets, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Developed technology	$87,700	$87,700
Customer relationships	85,000	85,000
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,280	5,177
Total finite-lived intangible assets	189,880	189,777
Less: accumulated amortization	(95,863)	(82,877)
Total finite-lived intangible assets, net	$94,017	$106,900
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$94,272	$107,155
Amortization expense of intangible assets was $6.5 million and $6.6 million for the three months ended July 31, 2025 and 2024, respectively, and $12.8 million and $14.3 million for the six months ended July 31, 2025 and 2024, respectively.
As of July 31, 2025, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2026	$13,203
2027	26,192
2028	16,432
2029	10,596
2030	8,676
Thereafter	18,918
Total	$94,017
Other liabilities
Other liabilities consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Income tax liability related to APA (1)	$136,000	$—
Operating lease liabilities, non-current	11,543	13,787
Deferred tax liabilities	5,124	4,960
Other long-term liabilities	3,669	3,061
Total other liabilities	$156,336	$21,808
(1) Refer to Note 9, Income Taxes for the discussion on the unrecognized tax benefits related to the bilateral Advance Pricing Agreement (APA).

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue	$5,399	$5,564	$10,064	$10,433
Research and development	24,289	20,811	45,230	38,276
Sales and marketing	21,338	18,882	44,253	36,956
General and administrative	22,858	19,420	43,028	37,565
Restructuring	—	—	(36)	—
Total	$73,884	$64,677	$142,539	$123,230
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	27,357,828	$21.60
Granted	15,994,089	18.58
Released	(5,513,855)	22.12
Forfeited	(3,259,013)	20.40
Outstanding as of July 31, 2025	34,579,049	$20.23
As of July 31, 2025, we had unrecognized stock-based compensation expense related to unvested RSUs of $631.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
Performance Stock Units
In April 2025, we granted Performance Stock Units (PSUs) to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three and six months ended July 31, 2025, we have recorded $2.2 million and $3.4 million, respectively, of stock-based compensation expense related to these PSUs.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	233,680	$22.27
Granted	542,431	17.37
Released	(224,323)	22.26
Forfeited or cancelled	(9,357)	22.38
Outstanding as of July 31, 2025	542,431	$17.37
As of July 31, 2025, we had unrecognized stock-based compensation expense related to unvested PSUs of $6.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.8 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2025	13,164,743	$6.31
Exercised	(3,199,972)	4.76
Forfeited	(32,212)	2.18
Outstanding as of July 31, 2025	9,932,559	$6.82
Vested and expected to vest as of July 31, 2025	9,932,559	$6.82
Vested and exercisable as of July 31, 2025	7,814,249	$6.14
As of July 31, 2025, we had unrecognized stock-based compensation expense related to unvested options of $12.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $1.9 million and $3.4 million, respectively, during the three and six months ended July 31, 2025. We recognized stock-based compensation expenses of $2.0 million and $3.7 million, respectively, during the three and six months ended July 31, 2024.
Restricted Common Stock
In connection with the acquisition of PingSafe, we issued 1,497,212 shares of restricted Class A common stock. We recorded stock-based compensation expense related to these restricted shares of $3.4 million and $6.9 million, respectively, during the three and six months ended July 31, 2025, and $3.4 million and $6.8 million, respectively, during the three and six months ended July 31, 2024. As of July 31, 2025, we had unrecognized stock-based compensation expense related to this unvested restricted common stock of $20.6 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.
Modifications
During the six months ended July 31, 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the unvested awards were accelerated, the exercise period of certain vested awards has been extended, or a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.
During the three months ended July 31, 2025, we did not recognize any incremental charge related to the Management Transitions. During the six months ended July 31, 2025, we recognized an incremental charge of $3.4 million. During the three and six months ended July 31, 2024, we recognized an incremental charge of $0.3 million and $0.3 million, respectively.
Share Repurchase Program
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transaction or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will be at the discretion of management and will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
considerations. The 2025 Share Repurchase Program has no expiration date but may be modified, suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. We expect to retire any repurchased shares of Class A common stock.
During the three and six months ended July 31, 2025, we repurchased 3.0 million shares of our Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $52.7 million, including transaction costs, at an average price of $17.78 per share. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of July 31, 2025, $147.3 million remained available for future share repurchases under the 2025 Share Repurchase Program.
8.RESTRUCTURING
In March 2025, we executed a restructuring plan (March Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. We incurred approximately $5.2 million in charges in connection with the March Plan in the six months ended July 31, 2025, which primarily consists of $3.0 million in charges related to severance payments and employee benefits and $2.2 million of asset impairment charges related to facilities. These costs were substantially paid as of July 31, 2025 and the actions associated with the March Plan were completed as of July 31, 2025.
In July 2025, we initiated a restructuring plan (July Plan) and incurred approximately $3.9 million in charges related to contract terminations during the three months ended July 31, 2025. These costs were paid as of July 31, 2025. Under the July Plan, we expect to incur additional restructuring charges of approximately $3.1 million in August 2025 related to severance payments and employee benefits, which are expected to be paid by the end of fiscal 2026. The actions associated with the July Plan are expected to be fully completed by the end of fiscal 2026.
9.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
During the six months ended July 31, 2025, we incurred a discrete tax expense upon recording a long-term tax contingency of $136.0 million related to the APA matter, as discussed further below. Additionally, in connection with the APA matter, we released a valuation allowance upon the recognition of Israeli deferred tax assets of $4.7 million. Without respect to these two discrete items, we had an effective tax rate of (4.8)% and (3.3)% for the three months ended July 31, 2025 and 2024, respectively, and (3.8)% and (2.7)% for the six months ended July 31, 2025 and 2024, respectively.
The effective tax rate is primarily attributable to minimum taxes and profits in our foreign jurisdictions.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which restores the immediate expensing of domestic research and experimental (R&E) expenditures and contains other provisions impacting U.S. tax law. We are currently evaluating the impact of the OBBBA, but we do not expect it to have a material effect on our condensed consolidated financial statements.
In 2022, we began negotiating an APA with the United States Internal Revenue Service (IRS) and the Israel Tax Authority (ITA), covering various transfer pricing matters for intercompany transactions, with the primary issue relating to the valuation of the intergroup utilization of our Israeli subsidiary’s intellectual property (APA matter). The proposed APA would cover our fiscal years ended or ending January 31, 2022 through January 31, 2026. An APA, if obtained, would provide us with a more predictable future business operating model, ensure certainty to timing and amounts of cash tax payments, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While this effort is ongoing, the process of negotiating has been lengthy and may take more time to resolve. While we still continue to vigorously defend our tax position, during the six months ended July 31, 2025, in the context of the APA negotiations, we discussed a framework for a

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, incurred a tax expense of $136.0 million in the six months ended July 31, 2025, and recorded a long-term tax contingency for this matter. We currently expect that any payments pursuant to an APA (if an APA is concluded) or negotiated settlement would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and the ITA have been reached at this time. By its nature, a concluded APA is a tri-party agreement between the two competent tax authorities and the taxpayer, and therefore, a successful resolution of such requires compromise by all three parties in order to achieve such aforementioned certainty and conclusion, and accordingly there can be no assurance that the APA process will be successful. Alternatively, the APA process could be terminated without an agreed upon resolution. In such case, the ITA may initiate an audit of these agreements and transactions, the result of which could be a potential tax assessment. In this case, we intend to exhaust all administrative and judicial remedies necessary to resolve the matter, as necessary, which could be another lengthy process.
We believe that the tax positions we have taken on our Israeli filed tax returns related to these intercompany transactions are sustainable and meet the more likely than not criteria for recognition and measurement, prescribed by ASC Topic 740, Accounting for Income Taxes. We believe that our transfer pricing for these intercompany transactions are on arm’s-length terms, our assumptions, judgments, and estimates are reasonable, and the transactions are characterized appropriately based upon U.S. and OECD guidance and Israeli law. However, ASC 740 also requires that we consider all new information during the quarter, such as the framework for a final settlement and resolution of this matter as discussed with the ITA, without the limitation that the new information must change the technical merits of the position. As noted above, there can be no assurance that this matter will be resolved in our favor, or at the amount recorded, and any taxes, penalties, settlements or adverse judgments relating to this matter could materially and adversely impact our business, operating results, financial condition, and cash flows and the unrecognized tax benefit recorded during the six months ended July 31, 2025 could increase or decrease based on further developments relating to this matter.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(72,019)	$(69,184)	$(280,212)	$(139,289)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	330,938,421	312,615,531	329,481,933	310,358,089
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.85)	$(0.45)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,
	2025	2024
RSUs and PSUs	36,818,157	30,482,324
Stock options	9,932,559	17,386,250
Restricted common stock	873,373	1,501,328
ESPP	923,325	1,094,963
Total	48,547,414	50,464,865
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and had no material accruals related to such obligations in the condensed consolidated financial statements as of July 31, 2025 and January 31, 2025.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
Other Contingencies
We are engaged in ongoing negotiations with the IRS and the ITA regarding a potential bilateral APA related to certain intercompany transfer pricing matters involving the intra-group utilization of the intellectual property of our Israeli subsidiary. While no agreements have been reached and the outcome remains uncertain, we reassessed our uncertain tax position during the six months ended July 31, 2025, and recorded a related long-term tax contingency. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. This matter remains unresolved and, if not successfully concluded, could result in additional obligations, including potential tax assessments. For more information, see Note 9, Income Taxes.
12.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.5 million and $0.4 million, in matching contributions for the three months ended July 31, 2025 and 2024, respectively. There were $1.9 million and $1.8 million, matching contributions for the six months ended July 31, 2025 and 2024, respectively.

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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million and $0.8 million, respectively, for the three months ended July 31, 2025 and 2024. We recorded severance expenses related to these employees of $1.8 million and $1.7 million, respectively, for the six months ended July 31, 2025 and 2024.
13.SUBSEQUENT EVENTS
On August 5, 2025, we entered into an agreement to acquire all outstanding stock of a privately-held company for approximately $180.0 million, primarily consisting of cash and shares of our Class A common stock based on the trailing 30-calendar day average closing price of our Class A common stock on August 4, 2025. The acquisition is expected to close in the third quarter of fiscal 2026, subject to certain closing conditions.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,513 customers with annualized recurring revenue (ARR) of $100,000 or more as of July 31, 2025, up from 1,233 as of July 31, 2024. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of July 31, 2025, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 38% and 37% for the three months ended July 31, 2025 and 2024, respectively, and 38% and 37% for the six months ended July 31, 2025 and 2024, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $242.2 million and $198.9 million for the three months ended July 31, 2025 and 2024, respectively, representing year-over-year growth of 22%. Our revenue was $471.2 million and $385.3 million for the six months ended July 31, 2025 and 2024, respectively, representing year-over-year growth of 22%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2025 and 2024 was $72.0 million and $69.2 million, respectively, and our net loss for the six months ended July 31, 2025 and 2024 was $280.2 million and $139.3 million, respectively.
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
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$242,183	$198,937	$471,212	$385,292
Non-GAAP operating income (loss)
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we use non-GAAP operating income (loss) as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating income (loss) is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, stock-based compensation expense, payroll tax on employee stock transactions, and restructuring charges.
Non-GAAP operating income (loss) has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, including GAAP operating loss. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures, including non-GAAP operating income (loss), differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP operating income (loss) is presented for supplemental informational purposes only.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Non-GAAP operating income (loss)	$5,376	$(6,359)	$1,449	$(17,440)

A reconciliation of non-GAAP operating income (loss) to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
GAAP operating loss	$(80,618)	$(79,381)	$(168,101)	$(159,981)
Stock-based compensation expense	73,884	64,677	142,539	123,230
Employer payroll tax on employee stock transactions	1,087	1,038	3,835	3,226
Amortization of acquired intangible assets	6,448	6,448	12,687	14,123
Acquisition-related compensation	692	858	1,403	1,961
Restructuring charges	3,883	—	9,086	—
Non-GAAP operating income (loss)	$5,376	$(6,359)	$1,449	$(17,440)
Note: Certain figures may not sum due to rounding.
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

	As of July 31,
	2025	2024
	(in thousands)
Annualized recurring revenue	$1,001,360	$806,017
ARR grew 24% year-over-year to $1.0 billion as of July 31, 2025, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of July 31,
	2025	2024

Customers with ARR of $100,000 or more	1,513	1,233
Customers with ARR of $100,000 or more grew 23% year-over-year to 1,513 as of July 31, 2025, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.

Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of July 31, 2025, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Restructuring
Restructuring charges related to the restructuring plans executed in March 2025 (March Plan) and July 2025 (July Plan), consist primarily of charges related to contract terminations, severance payments, employee benefits, stock-based compensation, and asset impairment charges related to facilities. The March Plan has been completed as of July 31, 2025, and actions associated with the July Plan are expected to be completed by the end of fiscal 2026.
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
Additionally, as discussed in more detail in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, since 2022, we have been negotiating a bilateral Advance Pricing Agreement (APA) with the Internal Revenue Service (IRS) and the Israel Tax Authority (ITA) covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property (the APA matter). As of July 31, 2025, we have recorded an unrecognized tax benefit of $136.0 million related to the APA matter, and negotiations remain ongoing with no finalized resolution or agreement reached at this time. If we agree to an APA or a negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. The unrecognized tax benefit recorded during the six months ended July 31, 2025 could increase or decrease based on further developments relating to this matter. For more information, see Note 9, Income Taxes to our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$242,183	$198,937	$471,212	$385,292
Cost of revenue(1)	60,474	50,699	117,006	100,836
Gross profit	181,709	148,238	354,206	284,456
Operating expenses:
Research and development(1)	79,091	63,602	151,344	121,923
Sales and marketing(1)	127,879	119,617	261,760	235,447
General and administrative(1)	51,474	44,400	100,153	87,067
Restructuring(1)	3,883	—	9,050	—
Total operating expenses	262,327	227,619	522,307	444,437
Loss from operations	(80,618)	(79,381)	(168,101)	(159,981)
Interest income, net	12,196	12,817	24,486	24,863
Other income (expense), net	(327)	(421)	165	(460)
Loss before income taxes	(68,749)	(66,985)	(143,450)	(135,578)
Provision for income taxes	3,270	2,199	136,762	3,711
Net loss	$(72,019)	$(69,184)	$(280,212)	$(139,289)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$5,399	$5,564	$10,064	$10,433
Research and development	24,289	20,811	45,230	38,276
Sales and marketing	21,338	18,882	44,253	36,956
General and administrative	22,858	19,420	43,028	37,565
Restructuring	—	—	(36)	—
Total stock-based compensation expense	$73,884	$64,677	$142,539	$123,230

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	25	25	25	26
Gross profit	75	75	75	74
Operating expenses:
Research and development	33	32	32	32
Sales and marketing	53	60	56	61
General and administrative	21	22	21	23
Restructuring	2	—	2	—
Total operating expenses	108	114	111	115
Loss from operations	(33)	(40)	(36)	(42)
Interest income, net	5	6	5	6
Other income (expense), net	—	—	—	—
Loss before income taxes	(28)	(34)	(30)	(35)
Provision for income taxes	1	1	29	1
Net loss	(30)%	(35)%	(59)%	(36)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$242,183	$198,937	$43,246	22%
Revenue increased by $43.2 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$60,474	$50,699	$9,775	19%
Gross profit	$181,709	$148,238	$33,471	23%
Gross margin	75%	75%
Cost of revenue increased by $9.8 million primarily due to a $5.4 million increase in cloud hosting usage charges to support our expanding business, a $2.3 million increase in customer support costs which were mostly personnel-related expenses, and a $1.8 million increase in amortization of capitalized internal use-software due to the continued investment in our platform. Gross margin increased to 75%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$79,091	$63,602	$15,489	24%
Research and development expenses increased by $15.5 million primarily due to an increase in personnel-related expenses of $12.2 million, including an increase of $3.5 million related to stock-based compensation expense as a result of increased headcount, an increase of $1.5 million in cloud hosting expenses driven by expanded research and development activities, and a $1.0 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$127,879	$119,617	$8,262	7%
Sales and marketing expenses increased by $8.3 million primarily due to an increase in personnel-related expenses of $11.1 million, including an increase of $2.5 million in stock-based compensation expense due to higher headcount, and an increase in sales-related expenses of $1.3 million, primarily attributable to external commissions. The increase was partially offset by a decrease in $3.8 million in marketing-related expenses, largely due to lower corporate marketing and branding costs.
General and Administrative

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$51,474	$44,400	$7,074	16%
General and administrative expenses increased by $7.1 million primarily due to an increase in personnel-related expenses of $6.2 million, including an increase of $3.4 million in stock-based compensation expense as a result of increased headcount, and a $1.7 million increase in consulting expenses.
Restructuring

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$3,883	$—	$3,883	100%
Restructuring charges increased by $3.9 million due to activities undertaken pursuant to the July Plan, which consisted of charges related to contract terminations. We expect to incur additional restructuring charges of approximately $3.1 million in August 2025, primarily related to severance and employee benefits.

Interest Income, Net, and Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income, net	$12,196	$12,817	$(621)	(5)%
Other income (expense), net	$(327)	$(421)	$94	(22)%
Interest income, net decreased $0.6 million driven by lower income earned from investments in marketable securities during the three months ended July 31, 2025. The change in other income (expense), net is primarily due to net foreign currency exchange fluctuations, partially offset by a gain on strategic investment.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$3,270	$2,199	$1,071	49%
The provision for income taxes increased for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily as a result of the increase in foreign taxes related to operations in international subsidiaries.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in those periods.
Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$471,212	$385,292	$85,920	22%
Revenue increased by $85.9 million, from $385.3 million for the six months ended July 31, 2024 to $471.2 million for the six months ended July 31, 2025, primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$117,006	$100,836	$16,170	16%
Gross profit	$354,206	$284,456	$69,750	25%
Gross margin	75%	74%
Cost of revenue increased by $16.2 million from $100.8 million for the six months ended July 31, 2024 to $117.0 million for the six months ended July 31, 2025, primarily due to an increase of $10.0 million increase in cloud hosting usage charges to support our expanding business, a $3.4 million increase in customer support costs which were mostly personnel-related expenses, and a $3.4 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin increased from 74% for the six months ended July 31, 2024 to 75% for the six months ended July 31, 2025, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.
Research and Development

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$151,344	$121,923	$29,421	24%
Research and development expenses increased from $121.9 million for the six months ended July 31, 2024 to $151.3 million for the six months ended July 31, 2025, primarily due to an increase in personnel-related expenses of $22.0 million, including an increase of $7.0 million related to stock-based compensation expense as a result of increased headcount, an increase of $3.1 million in cloud hosting expenses and a $1.3 million increase in consulting expenses driven by expanded research and development activities.
Sales and Marketing

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$261,760	$235,447	$26,313	11%
Sales and marketing expenses increased from $235.4 million for the six months ended July 31, 2024 to $261.8 million for the six months ended July 31, 2025, primarily due to an increase in personnel-related expenses of $27.0 million, including an increase of $7.3 million in stock-based compensation expense as a result of increased headcount and increased stock-based compensation modification expenses, as well as an increase in sales-related expenses of $2.0 million, primarily attributable to external commissions. The increase was partially offset by a decrease in $3.0 million in marketing-related expenses, largely due to lower branding and channel marketing costs.
General and Administrative

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$100,153	$87,067	$13,086	15%
General and administrative expenses increased from $87.1 million for the six months ended July 31, 2024 to $100.2 million for the six months ended July 31, 2025, primarily due to an increase in personnel-related expenses of

$9.6 million, including an increase of $5.8 million in stock-based compensation expense as a result of increased headcount, and a $4.0 million increase in consulting expenses.
Restructuring

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$9,050	$—	$9,050	100%
Restructuring charges increased by $9.1 million due to activities undertaken pursuant to the March Plan and July Plan during the six months ended July 31, 2025. This included $3.9 million contract termination charges, severance and employee benefit charges of $3.0 million, and asset impairment charges related to facilities of $2.2 million. Under the July Plan, we expect to incur additional restructuring charges of approximately $3.1 million in August 2025, primarily related to severance and employee benefits.
Interest Income, Net, and Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income, net	$24,486	$24,863	$(377)	(2)%
Other income (expense), net	$165	$(460)	$625	(136)%
Interest income, net decreased $0.4 million driven by lower income earned from investments in marketable securities during the six months ended July 31, 2025. The change in other income (expense), net is primarily due to a gain on strategic investment and net foreign currency exchange fluctuations.
Provision for Income Taxes

	Six Months Ended July 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$136,762	$3,711	$133,051	3585%
The provision for income taxes increased by $133.1 million for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, primarily due to the increase in foreign taxes related to operations in international subsidiaries and an accrual of $136.0 million for an unrecognized tax benefit related to our APA matter, partially offset by a discrete benefit of $4.7 million from the release of valuation allowance upon recognition of Israel deferred tax assets, also in connection with the APA matter.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in those periods.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $1.9 billion and $1.6 billion as of July 31, 2025 and January 31, 2025, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. Additionally, if we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government which may adversely affect our cash flows over the next several years. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition” during the six months ended July 31, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, recorded a tax expense of $136.0 million in the six months ended July 31, 2025. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and ITA have been reached at this time. As of July 31, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and investments of $1.2 billion and $1.1 billion, respectively.
In the short term, we believe that our existing cash, cash equivalents, and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Subsequent to July 31, 2025, we expect to incur approximately additional $3.1 million of cash outflows related to restructuring charges under the July Plan and approximately $144.0 million of cash outflow in connection with the acquisition of Prompt Security. We believe our available liquidity, together with expected cash flows from operations, will be sufficient to fund these requirements in addition to our other operating needs over the next 12 months. In the long term beyond the next 12 months, our future capital requirements will depend on many factors, including macroeconomic conditions, our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the price at which we are able to purchase third-party cloud infrastructure, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. We have, and in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operating results, and financial condition.
We hold our cash, cash equivalents, and investments with a diverse group of banking partners. However, any instability in the U.S. or global banking system or relating to the federal budget may impact liquidity both in the short term and long term and may result in adverse impacts to our or our customers’ business, including in our customers’ ability to pay for our platform.
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. During the three and six months ended July 31, 2025, we repurchased 3.0 million shares of Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $52.7 million, including transaction costs, at an average price of $17.78 per share. As of July 31, 2025, $147.3 million remained available for future share repurchases under the 2025 Share Repurchase Program. Refer to Note 7. Stockholders’ Equity to our unaudited condensed consolidated financial statements.
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$51,231	$44,303
Net cash provided by (used in) investing activities	$65,642	$(115,621)
Net cash (used in) provided by financing activities	$(28,399)	$21,592

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
Cash provided by operating activities during the six months ended July 31, 2025 was $51.2 million, primarily consisting of adjustments for non-cash items of $202.9 million, and $128.6 million provided by net changes to our operating assets and liabilities, partially offset by our net loss of $280.2 million. The main drivers of the changes in operating assets and liabilities were an increase of accrued and other liabilities of $144.0 million, of which $136.0 million is related to an accrual for an unrecognized tax benefit related to our APA matter, a $56.4 million decrease in accounts receivable, a $3.2 million decrease in prepaid expenses and other assets, and a $1.5 million increase in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $36.1 million increase in deferred contract acquisition costs, a $25.3 million decrease in deferred revenue, a $13.1 million decrease in accrued payroll and benefits, and a $2.1 million decrease in operating lease liabilities.
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
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2025 was $65.6 million, primarily consisting of $286.8 million of proceeds from sales, maturities and return of capital of investments. These amounts were partially offset by $208.1 million of investment purchases, and $12.5 million of capitalized internal-use software costs.
Cash used in investing activities during the six months ended July 31, 2024 was $115.6 million, consisting of $442.6 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and a $14.5 million of capitalized internal-use software costs. These amounts were partially offset by $404.7 million of investment sales and maturities.
Financing Activities
Cash used in financing activities during the six months ended July 31, 2025 was $28.4 million, primarily consisting of $52.7 million in repurchases of common stock, partially offset by $15.2 million of proceeds from the exercise of employee stock options and $9.1 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Cash provided by financing activities during the six months ended July 31, 2024 was $21.6 million, primarily consisting of $12.8 million of proceeds from the exercise of employee stock options and $8.8 million of proceeds from the issuance of common stock under our ESPP.

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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report for the six months ended July 31, 2025, except for the following:
Income Taxes
We evaluate uncertain tax positions in accordance with ASC 740. We recognize a tax benefit when it is more likely than not that our tax position will be sustained upon examination based on the technical merits. The amount recognized is based on the largest benefit that is cumulatively greater than 50% likely to be realized upon settlement. The evaluation of uncertain tax positions involves significant judgment, including interpretation of tax law, legal precedent, expected outcomes of negotiations with taxing authorities and changes in facts and circumstances. When new information becomes available, such as discussions in settlement negotiations, this could constitute a change in facts and circumstances that may require remeasurement of the associated liability. During the six months ended July 31, 2025, we discussed a framework for final settlement and resolution of a bilateral APA matter with the ITA. Based on these discussions, we assessed probable outcomes and adjusted our measurement of the related uncertain tax position which resulted in $136.0 million of income tax expense.
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
We released valuation allowance of $4.7 million against Israeli deferred tax assets, in connection with a bilateral APA matter, during the six months ended July 31, 2025. We will continue to assess the need for a valuation allowance against our deferred tax assets at each reporting date. See Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
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
Interest Rate Risk
As of July 31, 2025, we had $1.2 billion of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds and U.S. agency securities. We also had $3.8 million of restricted cash as of July 31, 2025, primarily due to outstanding letters of credit established in connection with lease agreements for our facilities and acquisition-related liabilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $6.7 million change in the fair market value of our investment portfolio as of July 31, 2025.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $15.0 million for the six months ended July 31, 2025.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $72.0 million and $69.2 million for the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $1.9 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
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
We are meaningfully investing in our platform, including growing our cloud security product. For example, in February 2024, we acquired PingSafe, a cloud security platform, to couple PingSafe’s CNAPP with our cloud workload security and cloud data security capabilities and Stride, a workflow automation tool that will enable us to further our autonomous platform vision.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company, and in August 2025, we announced the acquisition of Prompt Security, a security automation company. We have also invested in certain privately held companies through our S Ventures fund, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
Our platform is hosted by third-party cloud hosting providers including AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by such cloud hosting providers, and currently our cloud service infrastructure is primarily run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service and availability due to a variety of factors. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by our cloud hosting providers, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase as our customer base grows, which could adversely affect our business, operating results, and financial condition.
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

•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including as a result of sudden, unforeseen and disruptive events such as government shutdowns, agency closures, agency or executive actions, or extensive agency layoffs or restructuring, government defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
The occurrence of any of the foregoing could cause government organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results. Furthermore, the Department of Government Efficiency was recently established in an effort to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, could adversely affect the funding for and purchases of our platform by government organizations.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,500 employees as of July 31, 2024, to over 2,700 employees as of July 31, 2025. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. As a result of macroeconomic conditions, in June 2023, and March and July 2025, we approved restructuring plans designed to improve operational efficiencies and operating costs, and better align our workforce and operations with current business needs, priorities, and near term growth expectations.
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
When our customers or other third parties with whom we do business with make intellectual property rights or other indemnification claims against us, we incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.
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
Moreover, the rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, in Europe, the E.U. AI Act entered into force in 2024, with its requirements being phased in over several years beginning in 2025. The E.U. AI Act aims to introduce a common and regulatory framework for AI through regulating AI providers and entities making use of AI tools in a professional capacity (deployers) and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our offerings. The timing and scope of these requirements will depend on the classification of the AI system and the specific obligations applicable to our role under the E.U. AI Act and scope of these requirements will depend on the classification of the AI system and the specific obligations applicable to our role under the E.U. AI Act. Additionally, in the United States, the Framework for Artificial Intelligence Diffusion rule entered into effect on January 13, 2025. The rule amends the EAR to control certain advanced closed-weight dual-use AI models and creates a global license requirement. The rule may require the implementation of additional procedures to facilitate compliance with applicable laws and regulations.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
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
Further, for our 2022 to 2024 tax years, the Tax Cuts and Jobs Act of 2017 required research and experimental (R&E) expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures. Any such expenditures attributable to research conducted outside the United States were required to be capitalized and amortized over a 15-year period. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA), restoring immediate deductibility of domestic R&E expenditures beginning with our 2025 tax year, while foreign R&E expenditures will continue to be capitalized and amortized over a 15-year period. The OBBBA introduced other provisions, such as the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation rules, and adjustments to interest expense limitations. We are currently evaluating the impact of the OBBBA, but we do not expect it to have a material effect on our condensed consolidated financial statements.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. Since 2022, we have been negotiating a bilateral APA with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property among our group enterprises and the provision of intergroup services. An APA, if obtained and implemented, will provide us with greater certainty regarding our tax obligations in respect of our U.S. and Israeli intercompany transactions, transfer pricing and charges, and a more predictable future business operating model, and will preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While we still continue to vigorously defend our tax position, during the six months ended July 31, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter. As a result of such discussions, we reassessed our uncertain tax position related to the APA matter, and based on this reassessment, we recorded tax expense of $136.0 million in the six months ended July 31, 2025. However, no agreements between us and the IRS and ITA authorities have been reached at this time. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. Alternatively, if we are unable to agree upon an APA, the ITA may initiate an audit of our intercompany agreements and transactions, which may result in a potential tax assessment. While we continue to vigorously defend our tax position, any fines, penalties, settlement or adverse judgment relating to such matter may have a material and adverse impact on our business, operating results, financial conditions and cash flows and the unrecognized tax benefit recorded during the six months ended July 31, 2025 could increase or decrease based on further developments relating to this matter. For more information, see Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Further, the current global macroeconomic environment may make it more difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices of technology companies have been highly volatile due to factors such as regional geopolitical conflicts, inflation, interest rate fluctuations, changes in U.S. federal spending, significant political or regulatory developments, including changes in trade policy, actual or perceived instability in the banking system, and broader market downturns. This volatility may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could negatively affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•repurchases by us of any of our outstanding shares of Class A common stock, including under our 2025 Share Repurchase Program, on unfavorable terms or at all;
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

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 47% of the voting power of our capital stock as of July 31, 2025, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2025, the holders of our outstanding Class B common stock hold approximately 47% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively are expected to continue to control a majority of the combined voting power of our common stock and therefore will be able to control all matters submitted to our stockholders for approval until the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of July 31, 2025. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended July 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
May 1, 2025 to May 31, 2025	—	$—	—	$200,000
June 1, 2025 to June 30, 2025	2,960,897	$17.78	2,960,897	$147,366
July 1, 2025 to July 31, 2025	—	$—	—	$147,366
Total	2,960,897		2,960,897

(1) Average price paid per share excludes broker commissions and fees.
(2) In May 2025, our board of directors authorized the repurchase of up to $200.0 million in shares of our outstanding Class A common stock. For additional information, refer to Note 7, Stockholders' Equity to our unaudited condensed consolidated financial statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Other Information
None.
(c) Insider Trading Arrangements and Policies
The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the three months ended July 31, 2025, one of our Section 16 officers adopted a new Rule 10b5-1 Plan. The Weingarten Plan (as defined below) was entered into during an open trading window in accordance with our Insider Trading Policy.
On June 3, 2025, Tomer Weingarten, our President and Chief Executive Officer, adopted a Rule 10b5-1 Plan (the Weingarten Plan) providing for the potential sale of: (i) 753,243 shares of our Class A common stock issuable upon the conversion of shares of Class B common stock and (ii) certain shares of our Class A common stock which may be received by Mr. Weingarten upon vesting and settlement of certain outstanding restricted stock units and performance stock units, net of any shares withheld by the Company to satisfy applicable tax obligations, with such sales occurring between an estimated start date of September 11, 2025 and an estimated end date of September 15, 2026. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Weingarten Plan, can only be determined upon the occurrence of the future vesting events. The Weingarten Plan is scheduled to expire on September 15, 2026.

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

SENTINELONE, INC.

Date: August 28, 2025	By:	/s/ Barbara Larson
Barbara Larson
Chief Financial Officer
(Principal Financial Officer)