Form 10-Q
period 2025-10-31
SentinelOne, Inc.
filed 2025-12-04
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 28, 2025, the registrant had 333,302,668 shares of Class A common stock and 6,566,326 shares of Class B common stock outstanding.

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
•the global political, economic, and macroeconomic climate, whether in the cybersecurity industry in general, or among specific types of customers or within particular geographies, including but not limited to, the changes in U.S. federal spending, government shutdowns, significant political or regulatory developments including changes in trade policy, actual or perceived instability in the banking industry, supply chain disruptions, a potential recession, inflation, and interest rate volatility;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of PingSafe Pte. Ltd. (PingSafe) and Stride Security Ltd. (Stride) in February 2024, and Prompt Security, Inc. (Prompt) and Observo, Inc. (Observo) in September 2025;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$150,206	$186,574
Short-term investments	499,640	535,331
Accounts receivable, net	198,756	236,012
Deferred contract acquisition costs, current	67,696	64,782
Prepaid expenses and other current assets	40,664	47,023
Total current assets	956,962	1,069,722
Property and equipment, net	80,306	71,774
Long-term investments	223,779	419,367
Deferred contract acquisition costs, non-current	86,126	85,322
Intangible assets, net	140,409	107,155
Goodwill	911,778	629,636
Other assets	32,609	23,649
Total assets	$2,431,969	$2,406,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,634	$8,159
Accrued payroll and benefits	73,201	79,612
Deferred revenue, current	480,996	470,127
Accrued expenses and other current liabilities	63,794	55,655
Total current liabilities	627,625	613,553
Deferred revenue, non-current	88,470	102,017
Other liabilities	165,952	21,808
Total liabilities	882,047	737,378
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of October 31, 2025 and January 31, 2025; no shares issued and outstanding as of October 31, 2025 and January 31, 2025.	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 333,126,312 and 310,949,758 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	33	31
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 6,625,099 and 14,629,347 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	1	1
Additional paid-in capital	3,515,181	3,294,542
Accumulated other comprehensive income	2,695	2,158
Accumulated deficit	(1,967,988)	(1,627,485)
Total stockholders’ equity	1,549,922	1,669,247
Total liabilities and stockholders’ equity	$2,431,969	$2,406,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue	$258,913	$210,648	$730,125	$595,940
Cost of revenue	67,851	53,260	184,857	154,096
Gross profit	191,062	157,388	545,268	441,844
Operating expenses:
Research and development	83,146	70,453	234,490	192,376
Sales and marketing	126,562	123,713	388,322	359,160
General and administrative	51,494	52,342	151,647	139,409
Restructuring (Note 8)	3,171	—	12,221	—
Total operating expenses	264,373	246,508	786,680	690,945
Loss from operations	(73,311)	(89,120)	(241,412)	(249,101)
Interest income, net	10,381	12,658	34,867	37,521
Other income (expense), net	(520)	(378)	(355)	(838)
Loss before income taxes	(63,450)	(76,840)	(206,900)	(212,418)
Provision for (benefit from) income taxes	(3,159)	1,524	133,603	5,235
Net loss	$(60,291)	$(78,364)	$(340,503)	$(217,653)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.25)	$(1.04)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	332,732,831	316,987,303	328,516,203	312,583,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(60,291)	$(78,364)	$(340,503)	$(217,653)
Other comprehensive income:
Change in unrealized gains on investments	1,362	1,442	537	4,137
Total comprehensive loss	$(58,929)	$(76,922)	$(339,966)	$(213,516)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended October 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	332,134,512	$33	$3,414,117	$1,333	$(1,907,697)	$1,507,786
Issuance of common stock upon exercise of stock options	337,275	—	1,381	—	—	1,381
Vesting of restricted stock units	3,226,573	—	—	—	—	—
Issuance of common stock and assumed options in connection with acquisitions	6,818,255	1	71,640	—	—	71,641
Repurchase of common stock	(2,765,204)	—	(49,249)	—	—	(49,249)
Stock-based compensation	—	—	77,292	—	—	77,292
Other comprehensive income	—	—	—	1,362	—	1,362
Net loss	—	—	—	—	(60,291)	(60,291)
Balance as of October 31, 2025	339,751,411	$34	$3,515,181	$2,695	$(1,967,988)	$1,549,922

	Three Months Ended October 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	315,927,204	$32	$3,110,843	$1,145	$(1,478,333)	$1,633,687
Issuance of common stock upon exercise of stock options	1,850,602	—	10,075	—	—	10,075
Vesting of restricted stock units and performance stock units	2,335,977	—	—	—	—	—
Stock-based compensation	—	—	72,683	—	—	72,683
Other comprehensive income	—	—	—	1,442	—	1,442
Net loss	—	—	—	—	(78,364)	(78,364)
Balance as of October 31, 2024	320,113,783	$32	$3,193,601	$2,587	$(1,556,697)	$1,639,523

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Nine Months Ended October 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247
Issuance of common stock upon exercise of stock options	3,537,247	—	16,610	—	—	16,610
Vesting of restricted stock units and performance stock units	8,964,751	1		—	—	1
Issuance of common stock under employee purchase plan	578,154		9,065	—	—	9,065
Issuance of common stock and assumed options in connection with acquisitions	6,818,255	1	71,640	—	—	71,641
Repurchase of common stock	(5,726,101)	—	(101,942)	—	—	(101,942)
Stock-based compensation	—	—	225,266	—	—	225,266
Other comprehensive income	—	—		537	—	537
Net loss	—	—		—	(340,503)	(340,503)
Balance as of October 31, 2025	339,751,411	$34	$3,515,181	$2,695	$(1,967,988)	$1,549,922

	Nine Months Ended October 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of stock options	5,671,299	1	22,887	—	—	22,888
Issuance of common stock and assumed options in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Vesting of restricted stock units and performance stock units	6,906,765	—	—	—	—	—
Issuance of common stock under employee purchase plan	508,690	—	8,800	—	—	8,800
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	203,569	—	—	203,569
Other comprehensive income	—	—	—	4,137	—	4,137
Net loss	—	—	—	—	(217,653)	(217,653)
Balance as of October 31, 2024	320,113,783	$32	$3,193,601	$2,587	$(1,556,697)	$1,639,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended October 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(340,503)	$(217,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,050	31,825
Amortization of deferred contract acquisition costs	57,037	48,297
Non-cash operating lease costs	3,150	2,981
Stock-based compensation expense	217,880	193,418
Accretion of discounts, and amortization of premiums on investments, net	(6,198)	(10,536)
Asset impairment charges	2,205	1,481
Other	(554)	(43)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	38,317	49,980
Prepaid expenses and other assets	1,238	5,987
Deferred contract acquisition costs	(60,756)	(60,133)
Accounts payable	1,312	2,975
Accrued expenses and other liabilities	135,350	14,340
Accrued payroll and benefits	(7,115)	(4,702)
Operating lease liabilities	(3,177)	(3,925)
Deferred revenue	(3,991)	(17,163)
Net cash provided by operating activities	72,245	37,129
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(519)	(1,666)
Purchases of intangible assets	(136)	(149)
Capitalization of internal-use software	(17,526)	(19,795)
Purchases of investments	(233,547)	(597,614)
Proceeds from sales, maturities and return of capital of investments	471,664	594,879
Cash paid for acquisitions, net of cash acquired	(244,720)	(61,553)
Net cash used in investing activities	(24,784)	(85,898)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchases of common stock	(101,942)	—
Repurchase of early exercised stock options	—	(21)
Proceeds from exercise of stock options	16,610	22,888
Proceeds from issuance of common stock under the employee stock purchase plan	9,065	8,800
Net cash (used in) provided by financing activities	(76,267)	31,667
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(28,806)	(17,102)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	193,302	322,086
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$164,496	$304,984
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,827	$5,002
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$7,386	$10,151
Property and equipment purchased but not yet paid	$44	$141
Issuance of common stock and assumed equity awards in connection with acquisitions	$71,641	$23,739
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the nine months ended October 31, 2025, as compared to the use of estimates disclosed in our Annual Report.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently assessing its impact on related disclosures, with adoption planned for the annual period ending January 31, 2026.

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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.
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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of October 31,	As of January 31,
	2025	2025
Cash and cash equivalents	$150,206	$186,574
Restricted cash, current	1,762	3,244
Restricted cash, non-current	12,528	3,484
	$164,496	$193,302
Restricted cash, current and restricted cash, non-current is presented within prepaid expenses and other current assets, and other assets in the condensed consolidated balance sheets, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
United States	$154,804	60%	$133,012	63%
International	104,109	40	77,636	37
Total	$258,913	100%	$210,648	100%

	Nine Months Ended October 31, 2025		Nine Months Ended October 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
United States	$446,895	61%	$377,514	63%
International	283,230	39	218,426	37
Total	$730,125	100%	$595,940	100%
No single country other than the United States represented 10% or more of our revenue during the three and nine months ended October 31, 2025 and 2024.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $11.9 million and $5.5 million as of October 31, 2025 and January 31, 2025, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $569.5 million and $572.1 million as of October 31, 2025 and January 31, 2025, respectively. We recognized revenue of $192.1 million and $165.0 million during the three months ended October 31, 2025 and 2024, respectively, and $419.6 million and $347.8 million during the nine months ended October 31, 2025 and 2024, respectively that was included in the corresponding contract liability balance at the beginning of the period.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of October 31, 2025, our remaining performance obligations were $1.3 billion, of which we expect to recognize 85% as revenue over the next 24 months following October 31, 2025, with the remainder to be recognized thereafter.
4.ACQUISITIONS
Fiscal 2026 Acquisitions
Prompt
On September 5, 2025, we completed the acquisition of Prompt Security, Inc (Prompt), a provider of security solutions focused on the generative and agentic artificial intelligence (AI) security space, to enhance our overall product offerings. We acquired 100% of the shares of Prompt for a total consideration of approximately $133.6 million in cash, 1,555,099 shares of our Class A common stock, and 415,109 assumed options, subject to customary adjustments set forth in the purchase agreement.
Observo
On September 22, 2025, we completed the acquisition of Observo, Inc. (Observo), a provider of AI-ready data pipeline technology, to complement our existing product offerings and expand our data business portfolio. We acquired 100% of the shares of Observo for total consideration of approximately $130.2 million in cash and 5,263,156 shares of our Class A common stock, subject to customary adjustments set forth in the purchase agreement.
Preliminary Purchase Price Allocation and Acquisition Accounting
The acquisitions completed during the nine months October 31, 2025 were preliminarily accounted for as business combinations, and the purchase prices were preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition dates, as presented below (in thousands):

	Prompt	Observo	Total
Consideration:
Cash	$133,614	$130,197	$263,811
Common stock	17,196	53,590	70,786
Assumed options	854	—	854
Holdback subject to indemnification claims	7,640	1,484	9,124
Fair value of total consideration transferred	$159,304	$185,271	$344,575

Goodwill	$130,353	$151,789	$282,142
Intangible assets	21,600	33,500	55,100
Net assets (liabilities) assumed	7,351	(18)	7,333
Total identifiable net assets and liabilities	$159,304	$185,271	$344,575
Goodwill is primarily attributable to the assembled workforce and anticipated synergies arising from the integration.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the preliminary details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Useful Life	Amortization classification
	(in thousands)	(in years)
Prompt
Developed technology	$20,000	2	Cost of revenue
Customer relationships	1,600	2	Sales and marketing
Total Prompt intangible assets acquired	21,600
Observo
Developed technology	30,000	5	Cost of revenue
Customer relationships	3,500	9	Sales and marketing
Total Observo intangible assets acquired	33,500

Total intangible assets acquired	$55,100
We incurred $1.8 million and $1.6 million of transaction expenses related to Prompt and Observo acquisitions, respectively, during the three and nine months ended October 31, 2025. These costs were recorded as general and administrative expenses in our consolidated statements of operations.
The pro forma impact of the Prompt and Observo acquisitions during the nine months ended October 31, 2025 was not material to our historical consolidated operating results and is therefore not presented, except for the recognition of stock-based compensation expense of $1.4 million and $2.5 million, respectively.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We incurred $2.1 million of transaction expenses related to the PingSafe acquisitions. The costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
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
We incurred $0.6 million of transaction expenses related to the Stride acquisitions. The costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
Additional Acquisition-Related Information
The goodwill acquired from acquisitions in fiscal 2025 and fiscal 2026 is not tax deductible in local jurisdictions. The results of operations of the acquired businesses have been included in the condensed consolidated financial statements from the date of each acquisition and would not have had a material impact on our combined results of operations if the acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisitions.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of October 31, 2025 and January 31, 2025 (in thousands):

	As of October 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$106,456	$—	$—	$106,456
Money market funds	Level 1	43,750	—	—	43,750
Total cash and cash equivalents		$150,206	$—	$—	$150,206
Short-term investments:
U.S. treasury securities	Level 1	$291,123	$853	$(5)	$291,971
Corporate notes and bonds	Level 2	198,660	553	(35)	199,178
U.S. agency securities	Level 2	8,500	—	(9)	8,491
Total short-term investments		$498,283	$1,406	$(49)	$499,640
Long-term investments:
U.S. treasury securities	Level 1	$93,748	$445	$—	$94,193
Corporate notes and bonds	Level 2	98,588	439	—	99,027
Total long-term investments		$192,336	$884	$—	$193,220

Total assets measured at fair value		$840,825	$2,290	$(49)	$843,066

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	As of January 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$94,728	$—	$—	$94,728
Money market funds	Level 1	61,962	—	—	61,962
U.S. treasury securities	Level 1	9,969	3	—	9,972
Commercial paper	Level 2	19,914	—	(2)	19,912
Total cash and cash equivalents		$186,573	$3	$(2)	$186,574
Short-term investments:
U.S. treasury securities	Level 1	$208,918	$284	$(74)	$209,128
Commercial paper	Level 2	24,606	1	(2)	24,605
Corporate notes and bonds	Level 2	238,610	586	(6)	239,190
U.S. agency securities	Level 2	62,257	151	—	62,408
Total short-term investments		$534,391	$1,022	$(82)	$535,331
Long-term investments:
U.S. treasury securities	Level 1	$208,104	$787	$(203)	$208,688
Corporate notes and bonds	Level 2	173,882	573	(331)	174,124
U.S. agency securities	Level 2	13,458	—	(63)	13,395
Total long-term investments		$395,444	$1,360	$(597)	$396,207

Total assets measured at fair value		$1,116,408	$2,385	$(681)	$1,118,112
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of October 31, 2025, all of our investments will mature within two years.
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2025 and 2024.
As of October 31, 2025, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three and nine months ended October 31, 2025 and 2024, we did not recognize any losses on our investments due to credit-related factors. As of October 31, 2025, there were no securities in continuous unrealized loss positions for more than twelve months.
The tables above do not include the Company’s strategic investments in non-marketable equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. These were $30.6 million and $23.2 million as of October 31, 2025 and January 31, 2025, respectively, and are presented as long-term investments in the condensed consolidated balance sheets.
For the three months ended October 31, 2025, the Company recognized gains of $0.5 million on its non-marketable strategic investments, compared to no gain during the three months ended October 31, 2024. For the nine months ended October 31, 2025 and October 31, 2024, the Company recognized gains of $1.3 million and $0.3 million, respectively. No impairment charges were recorded on these investments in each of the periods. Impairment charges and gains on strategic investments are recognized in other income (expense), net.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Intangible assets, net
Intangible assets, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2025	2025
Developed technology	$137,700	$87,700
Customer relationships	90,100	85,000
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,304	5,177
Total finite-lived intangible assets	245,004	189,777
Less: accumulated amortization	(104,850)	(82,877)
Total finite-lived intangible assets, net	$140,154	$106,900
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$140,409	$107,155
Amortization expense of intangible assets was $8.9 million and $6.4 million for the three months ended October 31, 2025 and 2024, respectively, and $21.7 million and $20.8 million for the nine months ended October 31, 2025 and 2024, respectively.
As of October 31, 2025, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2026	$10,934
2027	43,380
2028	29,212
2029	17,002
2030	15,064
Thereafter	24,562
Total	$140,154
Other liabilities
Other liabilities consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2025	2025
Income tax liability related to APA (1)	$136,000	$—
Operating lease liabilities, non-current	10,343	13,787
Deferred tax liabilities	8,079	4,960
Other long-term liabilities	11,530	3,061
Total other liabilities	$165,952	$21,808
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue	$5,644	$5,810	$15,708	$16,243
Research and development	24,952	22,816	70,182	61,092
Sales and marketing	22,483	18,612	66,736	55,568
General and administrative	22,809	22,950	65,837	60,515
Restructuring	(547)	—	(583)	—
Total	$75,341	$70,188	$217,880	$193,418
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	27,357,828	$21.60
Granted	21,447,547	18.25
Released	(8,740,428)	21.95
Forfeited	(5,543,589)	20.29
Outstanding as of October 31, 2025	34,521,358	$19.64
As of October 31, 2025, we had unrecognized stock-based compensation expense related to unvested RSUs of $610.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years.
Performance Stock Units
During the nine months ended October 31, 2025, we granted PSUs to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three and nine months ended October 31, 2025, we have recorded $1.4 million and $4.7 million, respectively, of stock-based compensation expense related to these PSUs.
In connection with the acquisition of Observo, we granted 722,784 shares of PSUs subject to service-based and performance-based vesting conditions. These PSUs will vest 100% upon the achievement of specified performance objectives, subject to the employees’ continued service to us from the grant date through the milestone events or target dates. During the three and nine months ended October 31, 2025, we have recorded $0.3 million of stock-based compensation expense related to these PSUs.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	233,680	$22.27
Granted	1,464,871	17.19
Released	(224,323)	22.26
Forfeited	(98,529)	17.85
Outstanding as of October 31, 2025	1,375,699	$17.18
As of October 31, 2025, we had unrecognized stock-based compensation expense related to unvested PSUs of $15.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2025	13,164,743	$6.31
Assumed options from Prompt acquisition	415,109	0.21
Exercised	(3,537,247)	4.70
Forfeited	(43,131)	2.10
Outstanding as of October 31, 2025	9,999,474	$6.64
Vested and expected to vest as of October 31, 2025	9,999,474	$6.64
Vested and exercisable as of October 31, 2025	7,794,591	$6.32
As of October 31, 2025, we had unrecognized stock-based compensation expense related to unvested options of $13.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $2.3 million and $5.7 million, respectively, during the three and nine months ended October 31, 2025. We recognized stock-based compensation expenses of $2.6 million and $6.3 million, respectively, during the three and nine months ended October 31, 2024.
Restricted Common Stock
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest. A summary of our restricted common stock activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	1,497,212	$27.49
Granted	3,108,988	19.10
Vested	(749,158)	27.48
Unvested balance as of October 31, 2025	3,857,042	$20.73
As of October 31, 2025, we had unrecognized stock-based compensation expense related to unvested restricted common stock of $74.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Modifications
During the nine months ended October 31, 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the unvested awards were accelerated, the exercise period of certain vested awards was extended, or a certain number of unvested awards will continue to vest through the end of the agreements entered into in connection with the Management Transitions.
During the three and nine months ended October 31, 2025, we recognized an incremental charge of $0.4 million and $3.8 million, respectively. During the three and nine months ended October 31, 2024, we recognized an incremental charge of $3.8 million and $4.1 million, respectively.
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
During the three and nine months ended October 31, 2025, we repurchased 2.8 million and 5.7 million of shares of our Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $49.2 million and $101.9 million, including transaction costs, at an average price of $17.81 and $17.80 per share, respectively. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our condensed consolidated balance sheets. As of October 31, 2025, $98.1 million remained available for future share repurchases under the 2025 Share Repurchase Program.
8.RESTRUCTURING
In March 2025, we executed a restructuring plan (March Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. We incurred approximately $5.2 million in charges in connection with the March Plan for the nine months ended October 31, 2025, which primarily consists of $3.0 million in charges related to severance payments and employee benefits and $2.2 million of asset impairment charges related to facilities. These costs were substantially paid as of October 31, 2025 and the actions associated with the March Plan were completed as of July 31, 2025.
In July 2025, we initiated a subsequent restructuring plan (July Plan). For the three months ended October 31, 2025, we incurred restructuring charges of $3.2 million, which consisted of $3.7 million in severance payments and employee benefits, partially offset by $0.5 million in savings related to the reversal of stock-based compensation expense. For the nine months ended October 31, 2025, total charges incurred under this plan were $7.1 million, which included $3.9 million related to contract terminations and $3.7 million for severance payments and employee benefits, partially offset by $0.5 million in savings related to the reversal of stock-based compensation expense. As of October 31, 2025, $6.1 million of the total charges had been paid and the remaining $1.5 million was recorded within accrued payroll and benefit in the condensed consolidated balance sheets. This remaining amount is expected to be mostly paid by the end of fiscal 2026.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
During the three and nine months ended October 31, 2025, we recorded a U.S. net deferred tax liability primarily attributable to identifiable acquired intangibles in connection with the Observo acquisition. This net deferred tax liability is considered an additional source of income to support the realizability of the Company’s U.S. deferred tax asset, and as a result we released a portion of U.S. valuation allowance and recorded a discrete tax benefit of $5.4 million. During the nine months ended October 31, 2025, we incurred a discrete tax expense upon recording a long-term tax contingency of $136.0 million, partially offset by a discrete tax benefit of $4.7 million from releasing a valuation allowance to recognize the Israeli deferred tax assets in relation to the APA matter, as discussed further below. Without respect to these three discrete items, we had an effective tax rate of (3.5)% and (2.0)% for the three months ended October 31, 2025 and 2024, respectively, and (3.7)% and (2.5)% for the nine months ended October 31, 2025 and 2024, respectively.
The effective tax rate is primarily attributable to minimum taxes and profits in our foreign jurisdictions.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which restores the immediate expensing of domestic research and experimental (R&E) expenditures and contains other provisions impacting U.S. tax law. The OBBBA does not have a material effect on our condensed consolidated financial statements.
In 2022, we began negotiating an APA with the United States Internal Revenue Service (IRS) and the Israel Tax Authority (ITA), covering various transfer pricing matters for intercompany transactions, with the primary issue relating to the valuation of the intergroup utilization of our Israeli subsidiary’s intellectual property (APA matter). The proposed APA would cover our fiscal years ended or ending January 31, 2022 through January 31, 2026. An APA, if obtained, would provide us with a more predictable future business operating model, ensure certainty to timing and amounts of cash tax payments, and preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While this effort is ongoing, the process of negotiating has been lengthy and may take more time to resolve. While we still continue to vigorously defend our tax position, during the nine months ended October 31, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, incurred a tax expense of $136.0 million in the nine months ended October 31, 2025, and recorded a long-term tax contingency for this matter. We currently expect that any payments pursuant to an APA (if an APA is concluded) or negotiated settlement would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and the ITA have been reached at this time. By its nature, a concluded APA is a tri-party agreement between the two competent tax authorities and the taxpayer, and therefore, a successful resolution of such requires compromise by all three parties in order to achieve such aforementioned certainty and conclusion, and accordingly there can be no assurance that the APA process will be successful. Alternatively, the APA process could be terminated without an agreed upon resolution. In such case, the ITA may initiate an audit of these agreements and transactions, the result of which could be a potential tax assessment. In this case, we intend to exhaust all administrative and judicial remedies necessary to resolve the matter, as necessary, which could be another lengthy process.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We believe that the tax positions we have taken on our Israeli filed tax returns related to these intercompany transactions are sustainable and meet the more likely than not criteria for recognition and measurement, prescribed by ASC Topic 740, Accounting for Income Taxes. We believe that our transfer pricing for these intercompany transactions are on arm’s-length terms, our assumptions, judgments, and estimates are reasonable, and the transactions are characterized appropriately based upon U.S. and OECD guidance and Israeli law. However, ASC 740 also requires that we consider all new information during the quarter, such as the framework for a final settlement and resolution of this matter as discussed with the ITA, without the limitation that the new information must change the technical merits of the position. As noted above, there can be no assurance that this matter will be resolved in our favor, or at the amount recorded, and any taxes, penalties, settlements or adverse judgments relating to this matter could materially and adversely impact our business, operating results, financial condition, and cash flows and the unrecognized tax benefit recorded during the nine months ended October 31, 2025 could increase or decrease based on further developments relating to this matter.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(60,291)	$(78,364)	$(340,503)	$(217,653)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	332,732,831	316,987,303	328,516,203	312,583,956
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.18)	$(0.25)	$(1.04)	$(0.70)

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of October 31,
	2025	2024
RSUs and PSUs	37,655,372	29,848,997
Stock options	9,999,474	15,381,695
Restricted common stock	3,857,042	1,500,299
ESPP	941,429	962,831
Total	52,453,317	47,693,822
11.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our former Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 (Securities Litigation) and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. Defendants filed a motion to dismiss the amended complaint on September 16, 2024. On October 2, 2025, the District Court granted defendants’ motion, dismissing the action with prejudice and entered judgment in favor of defendants. On October 28, 2025, plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. We believe the case is without merit and defendants intend to defend the suit vigorously.
Derivative Litigation
On January 10, 2024, Plaintiff Walter Stochevski, derivatively on behalf of SentinelOne, filed a shareholder derivative complaint against SentinelOne and certain of its current and former directors and officers in the United States District Court for the District of Delaware, which was subsequently transferred to the United States District Court for the Northern District of California. The complaint alleged claims based on events similar to those in the Securities Litigation and asserted causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about our business, operations, and prospects in violation of Section 10(b) of the Exchange Act. This matter was consolidated with Newman, below, under the caption In re SentinelOne, Inc. Stockholder Derivative Litigation, Case No. 4:24-cv-01934. Both matters were stayed pending proceedings in the Securities Litigation. On October 21, 2025, the parties entered into a stipulation dismissing the case with prejudice, and on October 22, 2025, the District Court entered an order of dismissal with prejudice.
On March 29, 2024, Plaintiff Joel Newman, derivatively on behalf of SentinelOne, filed a shareholder derivative complaint against SentinelOne and certain of its current and former directors and officers in the United

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
States District Court for the Northern District of California, alleging claims based on events similar to those in the Securities Litigation and the Stochevski action, above, and asserting causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, and control person claims under Section 20(a) of the Exchange Act. This matter was consolidated with Stochevski, above, under the caption In re SentinelOne, Inc. Stockholder Derivative Litigation, Case No. 4:24-cv-01934, and the case has been dismissed with prejudice.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and had no material accruals related to such obligations in the condensed consolidated financial statements as of October 31, 2025 and January 31, 2025.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
Other Contingencies
We are engaged in ongoing negotiations with the IRS and the ITA regarding a potential bilateral APA related to certain intercompany transfer pricing matters involving the intra-group utilization of the intellectual property of our Israeli subsidiary. While no agreements have been reached and the outcome remains uncertain, we reassessed our uncertain tax position during the nine months ended October 31, 2025, and recorded a related long-term tax contingency. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. This matter remains unresolved and, if not successfully concluded, could result in additional obligations, including potential tax assessments. For more information, see Note 9, Income Taxes.
12.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. There were $0.2 million and $0.3 million, in matching contributions for the three months ended October 31, 2025 and 2024, respectively. There were $2.1 million and $2.1 million, matching contributions for the nine months ended October 31, 2025 and 2024, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our condensed consolidated balance sheets. We recorded severance expenses related to these employees of $0.9 million and $0.8 million, respectively, for the three months ended October 31, 2025 and 2024. We recorded severance expenses related to these employees of $2.7 million and $2.5 million, respectively, for the nine months ended October 31, 2025 and 2024.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,572 customers with annualized recurring revenue (ARR) of $100,000 or more as of October 31, 2025, up from 1,310 as of October 31, 2024. We define ARR as the annualized revenue run rate of our subscription and consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of October 31, 2025, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 40% and 37% for the three months ended October 31, 2025 and 2024, respectively, and 39% and 37% for the nine months ended October 31, 2025 and 2024, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $258.9 million and $210.6 million for the three months ended October 31, 2025 and 2024, respectively, representing year-over-year growth of 23%, and $730.1 million and $595.9 million for the nine months ended October 31, 2025 and 2024, respectively, representing year-over-year growth of 23%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended October 31, 2025 and 2024 was $60.3 million and $78.4 million, respectively, and our net loss for the nine months ended October 31, 2025 and 2024 was $340.5 million and $217.7 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, significant political or regulatory developments including changes in trade policy, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget, government shutdowns, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.

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
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$258,913	$210,648	$730,125	$595,940
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Non-GAAP operating income (loss)	$17,669	$(10,681)	$19,118	$(28,122)

A reconciliation of non-GAAP operating income (loss) to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
GAAP operating loss	$(73,311)	$(89,120)	$(241,412)	$(249,101)
Stock-based compensation expense	75,341	70,188	217,880	193,418
Employer payroll tax on employee stock transactions	1,254	947	5,089	4,173
Amortization of acquired intangible assets	8,834	6,448	21,521	20,571
Acquisition-related compensation	1,833	856	3,236	2,817
Restructuring charges	3,718	—	12,804	—
Non-GAAP operating income (loss)	$17,669	$(10,681)	$19,118	$(28,122)
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

	As of October 31,
	2025	2024

	(in thousands)
Annualized recurring revenue	$1,055,328	$859,657
ARR grew 23% year-over-year to $1.1 billion as of October 31, 2025, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of October 31,
	2025	2024

Customers with ARR of $100,000 or more	1,572	1,310
Customers with ARR of $100,000 or more grew 20% year-over-year to 1,572 as of October 31, 2025, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.

Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of October 31, 2025, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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

Research and Development
Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include third-party cloud infrastructure expenses incurred in developing our platform and modules, as well as general services expenses, which include consulting fees, software and subscription services, among others.
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
We expect sales and marketing expenses to increase in absolute dollars as we continue making significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base, but to decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, bonuses, stock-based compensation, and other expenses for our executive, finance, legal, people team, IT and facilities organizations. General and administrative expenses also include external legal, accounting, other consulting, and professional services fees, software and subscription services, and other corporate expenses.
We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows, but to decrease as a percentage of our revenue over time.
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

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain jurisdictions in which we conduct business, the tax effects of the APA matter (defined below), and deferred tax effects relating to the acquisition of Observo, Inc. (Observo). This includes $136.0 million of tax expense for unrecognized tax benefits, partially offset by a $4.7 million discrete tax benefit from the release of valuation allowance attributable to the recognition of our Israel deferred tax assets also related to this matter, and a $5.4 million discrete tax benefit from the release of valuation allowance associated with the Observo acquisition. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
We expect our provision for income taxes to increase in fiscal 2026 and beyond based upon increased foreign earnings and certain minimum taxes.
Additionally, as discussed in more detail in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, since 2022, we have been negotiating a bilateral Advance Pricing Agreement (APA) with the Internal Revenue Service (IRS) and the Israel Tax Authority (ITA) covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property (the APA matter). As of October 31, 2025, we have recorded an unrecognized tax benefit of $136.0 million related to the APA matter, and negotiations remain ongoing with no finalized resolution or agreement reached at this time. If we agree to an APA or a negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. The unrecognized tax benefit recorded during the nine months ended October 31, 2025 could increase or decrease based on further developments relating to this matter.
In addition, as part of the integration of the acquisition of Prompt Security Inc. (Prompt), we are evaluating the future structure of its acquired intellectual property. This includes a potential alignment of Israeli-owned intellectual property which, if effectuated, may result in a cash tax liability in Israel. As of October 31, 2025, we had not made a final decision on this matter, and accordingly, the potential tax impact cannot be reasonably estimated at this time.
For more information, see Note 9, Income Taxes to our unaudited condensed consolidated financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Revenue	$258,913	$210,648	$730,125	$595,940
Cost of revenue(1)	67,851	53,260	184,857	154,096
Gross profit	191,062	157,388	545,268	441,844
Operating expenses:
Research and development(1)	83,146	70,453	234,490	192,376
Sales and marketing(1)	126,562	123,713	388,322	359,160
General and administrative(1)	51,494	52,342	151,647	139,409
Restructuring(1)	3,171	—	12,221	—
Total operating expenses	264,373	246,508	786,680	690,945
Loss from operations	(73,311)	(89,120)	(241,412)	(249,101)
Interest income, net	10,381	12,658	34,867	37,521
Other income (expense), net	(520)	(378)	(355)	(838)
Loss before income taxes	(63,450)	(76,840)	(206,900)	(212,418)
Provision for (benefit from) income taxes	(3,159)	1,524	133,603	5,235
Net loss	$(60,291)	$(78,364)	$(340,503)	$(217,653)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$5,644	$5,810	$15,708	$16,243
Research and development	24,952	22,816	70,182	61,092
Sales and marketing	22,483	18,612	66,736	55,568
General and administrative	22,809	22,950	65,837	60,515
Restructuring	(547)	—	(583)	—
Total stock-based compensation expense	$75,341	$70,188	$217,880	$193,418

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	25	26
Gross profit	74	75	75	74
Operating expenses:
Research and development	32	33	32	32
Sales and marketing	49	59	53	60
General and administrative	20	25	21	23
Restructuring	1	—	2	—
Total operating expenses	102	117	108	116
Loss from operations	(28)	(42)	(33)	(42)
Interest income, net	4	6	5	6
Other income (expense), net	—	—	—	—
Loss before income taxes	(25)	(36)	(28)	(36)
Provision for (benefit from) income taxes	(1)	1	18	1
Net loss	(23)%	(37)%	(47)%	(37)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$258,913	$210,648	$48,265	23%
Revenue increased by $48.3 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$67,851	$53,260	$14,591	27%
Gross profit	$191,062	$157,388	$33,674	21%
Gross margin	74%	75%
Cost of revenue increased by $14.6 million primarily due to a $6.8 million increase in cloud hosting usage charges to support our expanding business, a $3.3 million increase in customer support costs which were mostly personnel-related expenses, a $2.2 million increase in amortization of acquired intangible assets in connection with acquisitions in fiscal 2026, and a $1.9 million increase in amortization of capitalized internal use-software due to the continued investment in our platform. Gross margin was 74% compared to 75% in the prior period, primarily due to higher costs of revenue associated with scaling operations to meet increased customer demand and sales volume.
Research and Development

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$83,146	$70,453	$12,693	18%
Research and development expenses increased by $12.7 million primarily due to an increase in personnel-related expenses of $8.6 million, including an increase of $2.1 million related to stock-based compensation expense as a result of increased headcount, an increase of $1.5 million in cloud hosting expenses driven by expanded research and development activities, a $1.3 million increase in general services expenses, and a $1.1 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$126,562	$123,713	$2,849	2%
Sales and marketing expenses increased by $2.8 million primarily due to an increase in personnel-related expenses of $8.9 million, including an increase of $3.9 million in stock-based compensation expense due to higher headcount. The increase was partially offset by a decrease in $6.2 million in marketing-related expenses, largely due to lower corporate marketing costs.
General and Administrative

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$51,494	$52,342	$(848)	(2)%
General and administrative expenses decreased by $0.8 million primarily due to a $3.2 million decrease in general services expenses resulting from lower litigation expenses. This decrease was partially offset by a $1.8 million increase in personnel-related expenses due to increased headcount.
Restructuring

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$3,171	$—	$3,171	100%
Restructuring charges increased by $3.2 million due to activities undertaken pursuant to the July Plan, primarily consisting of severance payments and employee benefits.

Interest Income, Net, and Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income, net	$10,381	$12,658	$(2,277)	(18)%
Other income (expense), net	$(520)	$(378)	$(142)	38%
Interest income, net decreased $2.3 million primarily driven by lower income earned from investments in marketable securities during the three months ended October 31, 2025. The change in other income (expense), net is primarily due to net foreign currency exchange fluctuations, partially offset by a gain on strategic investment.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(3,159)	$1,524	$(4,683)	(307)%
The provision for (benefit from) income taxes decreased by $4.7 million primarily due to a discrete benefit of $5.4 million from the release of valuation allowance related to the Observo acquisition.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in those periods.
Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$730,125	$595,940	$134,185	23%
Revenue increased by $134.2 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$184,857	$154,096	$30,761	20%
Gross profit	$545,268	$441,844	$103,424	23%
Gross margin	75%	74%
Cost of revenue increased by $30.8 million primarily due to an increase of $16.8 million increase in cloud hosting usage charges to support our expanding business, a $6.7 million increase in customer support costs which were mostly personnel-related expenses, a $5.3 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and a $2.2 million increase in amortization of acquired intangible assets in connection with fiscal 2026 acquisitions. Gross margin increased to 75%, primarily due to revenue growth from existing and new customers outpacing growth in cost of revenue.

Research and Development

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development expenses	$234,490	$192,376	$42,114	22%
Research and development expenses increased by $42.1 million primarily due to an increase in personnel-related expenses of $30.6 million, including an increase of $9.1 million related to stock-based compensation expense as a result of increased headcount, an increase of $4.6 million in cloud hosting expenses driven by expanded research and development activities, a $3.7 million increase in allocated overhead costs, and a $2.7 million increase in general services expenses.
Sales and Marketing

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing expenses	$388,322	$359,160	$29,162	8%
Sales and marketing expenses increased by $29.2 million primarily due to an increase in personnel-related expenses of $35.9 million, including an increase of $11.2 million in stock-based compensation expense as a result of increased headcount and increased stock-based compensation modification expenses, as well as an increase in sales-related expenses of $2.9 million, primarily attributable to external commissions. The increase was partially offset by a decrease in $9.2 million in marketing-related expenses, largely due to lower branding and marketing costs.
General and Administrative

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative expenses	$151,647	$139,409	$12,238	9%
General and administrative expenses increased by $12.2 million primarily due to an increase in personnel-related expenses of $11.4 million, including an increase of $5.7 million in stock-based compensation expense as a result of increased headcount.
Restructuring

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Restructuring	$12,221	$—	$12,221	100%
Restructuring charges increased by $12.2 million due to activities undertaken pursuant to the March Plan and July Plan during the nine months ended October 31, 2025. This primarily included severance and employee benefit charges of $6.7 million, $4.0 million in contract termination charges, and asset impairment charges related to facilities of $2.2 million.

Interest Income, Net, and Other Income (Expense), Net

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income, net	$34,867	$37,521	$(2,654)	(7)%
Other income (expense), net	$(355)	$(838)	$483	(58)%
Interest income, net decreased $2.7 million primarily driven by lower income earned from investments in marketable securities during the nine months ended October 31, 2025. The change in other income (expense), net is primarily due to a gain on strategic investment, partially offset by net foreign currency exchange fluctuations.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$133,603	$5,235	$128,368	2452%
The provision for (benefit from) income taxes increased by $128.4 million primarily due to the increase in foreign taxes related to operations in international subsidiaries and an accrual of $136.0 million for an unrecognized tax benefit related to our APA matter. The increase is partially offset by a discrete benefit of $4.7 million from the release of valuation allowance upon recognition of Israel deferred tax assets, also in connection with the APA matter, and a discrete benefit of $5.4 million from the release of valuation allowance related to the Observo acquisition.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in those periods.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $2.0 billion and $1.6 billion as of October 31, 2025 and January 31, 2025, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. Additionally, if we agree to an APA, we may, as part of that agreement, be required to make significant payments to the Israeli government which may adversely affect our cash flows over the next several years. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition” during the nine months ended October 31, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, recorded a tax expense of $136.0 million in the nine months ended October 31, 2025. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. However, no agreements between us and the IRS and ITA have been reached at this time. In addition, as part of the integration of the Prompt acquisition, we are evaluating the future structure of its acquired intellectual property. This includes a potential alignment of Israeli-owned intellectual property which, if effectuated, may result in a cash tax liability in Israel. As of October 31, 2025, we had not made a final decision on this matter, and accordingly, the potential tax impact cannot be reasonably estimated at this time.

As of October 31, 2025 and January 31, 2025, our principal source of liquidity was cash, cash equivalents, and investments of $873.6 million and $1.1 billion, respectively.
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. During the three and nine months ended October 31, 2025, we repurchased 2.8 million and 5.7 million shares of our Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $49.2 million and $101.9 million, including transaction costs, at an average price of $17.81 and $17.80 per share, respectively. As of October 31, 2025, $98.1 million remained available for future share repurchases under the 2025 Share Repurchase Program. Refer to Note 7. Stockholders’ Equity to our unaudited condensed consolidated financial statements.
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
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$72,245	$37,129
Net cash provided by (used in) investing activities	$(24,784)	$(85,898)
Net cash (used in) provided by financing activities	$(76,267)	$31,667
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

Cash provided by operating activities during the nine months ended October 31, 2025 was $72.2 million, primarily consisting of adjustments for non-cash items of $311.6 million, and $101.2 million provided by net changes to our operating assets and liabilities, partially offset by our net loss of $340.5 million. The main drivers of the changes in operating assets and liabilities were an increase of accrued expenses and other liabilities of $135.4 million, of which $136.0 million is related to an accrual for an unrecognized tax benefit related to our APA matter, a $38.3 million decrease in accounts receivable, a $1.3 million increase in accounts payable due to timing of invoices received from vendors, and a $1.2 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $60.8 million increase in deferred contract acquisition costs, a $7.1 million decrease in accrued payroll and benefits, a $4.0 million decrease in deferred revenue, and a $3.2 million decrease in operating lease liabilities.
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
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2025 was $24.8 million, primarily consisting of $244.7 million of net cash paid for the acquisitions of Prompt and Observo, $233.5 million of investment purchases, and $17.5 million of capitalized internal-use software costs. These amounts were partially offset by $471.7 million of proceeds from sales, maturities and return of capital of investments.
Cash used in investing activities during the nine months ended October 31, 2024 was $85.9 million, consisting of $597.6 million of investment purchases, $61.6 million of net cash paid for the acquisitions of PingSafe and Stride, and a $19.8 million of capitalized internal-use software costs. These amounts were partially offset by $594.9 million of investment sales and maturities.
Financing Activities
Cash used in financing activities during the nine months ended October 31, 2025 was $76.3 million, consisting of $101.9 million in repurchases of common stock, partially offset by $16.6 million of proceeds from the exercise of employee stock options and $9.1 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report for the nine months ended October 31, 2025, except for the following:
Income Taxes
We evaluate uncertain tax positions in accordance with ASC 740. We recognize a tax benefit when it is more likely than not that our tax position will be sustained upon examination based on the technical merits. The amount recognized is based on the largest benefit that is cumulatively greater than 50% likely to be realized upon settlement. The evaluation of uncertain tax positions involves significant judgment, including interpretation of tax law, legal precedent, expected outcomes of negotiations with taxing authorities and changes in facts and circumstances. When new information becomes available, such as discussions in settlement negotiations, this could constitute a change in facts and circumstances that may require remeasurement of the associated liability. During the nine months ended October 31, 2025, we discussed a framework for final settlement and resolution of a bilateral APA matter with the ITA. Based on these discussions, we assessed probable outcomes and adjusted our measurement of the related uncertain tax position which resulted in $136.0 million of income tax expense.
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
We released valuation allowance of $4.7 million against Israeli deferred tax assets, in connection with a bilateral APA matter, during the nine months ended October 31, 2025. We will continue to assess the need for a valuation allowance against our deferred tax assets at each reporting date. See Note 9, Income Taxes to our unaudited condensed consolidated financial statements.
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
Interest Rate Risk
As of October 31, 2025, we had $873.6 million of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds and U.S. agency securities. We also had $14.3 million of restricted cash as of October 31, 2025, primarily due to acquisition-related liabilities, and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $4.8 million change in the fair market value of our investment portfolio as of October 31, 2025.

Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $22.9 million for the nine months ended October 31, 2025.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 28% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $60.3 million and $78.4 million for the three months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $2.0 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, developing the functionality to expand into adjacent markets, and reaching customers in new geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow down as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•the timing and costs related to the development or acquisition of technologies, businesses, or strategic partnerships;
•our ability to execute, complete, or efficiently integrate any acquisitions that we may undertake;
•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macroeconomic issues, including actual or perceived global banking and finance related issues, inflation, interest rate volatility, government shutdowns, and market downturns, which would adversely affect their ability to purchase or pay for our platform, products, and services in a timely manner or at all;
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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. This could adversely affect our business, operating results, and financial condition. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, government shutdowns, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
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
We are meaningfully investing in our platform, including growing our cloud security product. For example, in September 2025, we acquired Prompt, a private company focused on the generative and agentic AI security space, and Observo, an AI-ready data pipeline company.
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
Although we have implemented security measures designed to prevent such attacks, our networks and systems, and those of our third-party vendors and service providers may be breached due to the actions of outside parties, human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We and our third-party vendors and service providers may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or in our third-party vendors and service providers’ data security or an attack against our platform or our third-party vendors’ or service providers’ platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems or the systems of our third-party vendors and service providers could be used to facilitate or magnify an attack. Further, the trend towards remote and hybrid work by companies and individuals in has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of our third-

party vendors and service providers or efforts of others upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape increases, including as a result of the use of AI by bad actors.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company, and in September 2025, we acquired Prompt, a private company focused on the generative and agentic AI security space, and Observo, an AI-ready data pipeline company. We have also invested in certain privately held companies through our S Ventures fund, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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
We believe that maintaining and enhancing our brand and our reputation as a leading platform provider of endpoint, cloud, identity, AI, and data security solutions is critical to our relationship with our existing customers, channel partners, and alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our ability to continue to develop additional features for our platform, our ability to successfully differentiate our platform from competitive AI-powered or legacy security solutions, our marketing efforts, and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
Under certain circumstances, our employees may have access to our customers’ platforms. An employee could, in theory, take advantage of such access to conduct unauthorized or malicious activities. Any such misuse of our platform could result in negative press coverage and negatively affect our reputation, which could result in harm to our business, reputation, and operating results.
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
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the government sector until we have attained the revised certification or meet other new requirements. For example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance requirements, and if we lose our authorization, it will restrict our ability to sell to government customers;
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
The occurrence of any of the foregoing could cause government organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results. Furthermore, the Department of Government Efficiency was recently established in an effort to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, as well as those of U.S. states and localities, could adversely affect the funding for and purchases of our platform by government organizations.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,700 employees as of October 31,

2024, to over 2,900 employees as of October 31, 2025. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We regularly review key business metrics, including our ARR, number of customers with ARR of $100,000 or more, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our metrics. For example, as a result of a decline in usage and consumption in the quarter ended April 30, 2023, we decided to change our methodology of calculating ARR for consumption and usage-based agreements to reflect committed contract values as opposed to based on consumption and usage. In addition, as part of our quarterly review of ARR in connection with the preparation of our condensed consolidated financial statements for the quarter ended April 30, 2023, we discovered some historical inaccuracies relating to ARR on certain contracts, which we have corrected. As a result, we made a one-time adjustment of approximately 5% of total ARR, which we reflected in our total ARR as of April 30, 2023. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
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
Risks Related to Legal and Regulatory Matters
We are subject to laws and regulations, including government export and import controls, sanctions controls and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.
We are subject to laws and regulations, including government export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR). We, along with our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by OFAC and other U.S. government agencies. We incorporate standard encryption algorithms into our platform, which, along with the underlying technology, may be exported or reexported to foreign countries only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request and other reports submitted on a periodic basis. We also offer certain customers a ransomware warranty in addition to their subscriptions, providing coverage in the form of a limited monetary payment if they are affected by a ransomware attack (as specified in our ransomware warranty agreement), and though the terms of the warranty do not allow those customers to use warranty claim payments to fund payments to persons on OFAC’s list of Specially Designated Nationals and Blocked Persons or who are otherwise prohibited to receive such payments under U.S. sanctions, we cannot assure you that all of our customers will comply with our warranty terms or refrain from taking actions in violation of our warranty and applicable law. Furthermore, U.S. export control laws and economic sanctions prohibit the export and re-export of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and persons targeted by U.S. sanctions and for certain end-uses. For example, following Russia’s invasion of Ukraine, the U.S. and other countries have continued to impose economic sanctions and severe export control restrictions against Russia, Belarus and certain occupied regions of Ukraine. Should the conflict escalate, sanctions and export restrictions will likely expand and strengthen, potentially impacting our ability to conduct business in certain regions and with specific individuals and entities in those regions. Further, regulators in the U.S. and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection and distribution of this information, we cannot assure you that these procedures have been fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges, monetary fines, and other penalties.
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
The GDPR prohibits, among other things, personal data from being transferred outside of the EEA or the U.K. to any jurisdictions (Third Countries, including the U.S.) that have not been deemed adequate by regulators in the E.U. or U.K., unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We currently rely on the use of Standard Contractual Clauses (SCCs) and our certification under the E.U.-U.S. Data Privacy Framework (DPF), the U.K. Extension to the E.U.-U.S. DPF and the Swiss-U.S. DPF for the transfer of personal data from the E.U. or the U.K. to Third Countries. However these transfer mechanisms could be subject to further legal challenge which could cause the legal requirements for personal data transfers from these countries to the U.S. to become uncertain once again. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, adversely affecting our financial results, and possibly making it necessary to establish systems in the EEA, Switzerland, the U.K. and other jurisdiction to maintain personal data originating from those jurisdictions that adds expenses and may create distractions from our other business pursuits.
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
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customers including, but not limited to, data processing locations, breach notification, and security standards. For instance, under DORA, which came into force in January 2025, our E.U. financial entity clients for whom we are a third-party provider of critical information and communication technology (ICT) services will require us to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our own supply chain) in accordance with the requirements of DORA. In addition to DORA, the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act imposes data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers. If we are subject to the Data Act, we may be required to revise our customer contracts and pricing models, and implement new switching procedures. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, or increased legal risk, any of which may have an adverse effect on our business and operating results.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. Since 2022, we have been negotiating a bilateral APA with the U.S. and the Israeli governments, covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property among our group enterprises and the provision of intergroup services. An APA, if obtained and implemented, will provide us with greater certainty regarding our tax obligations in respect of our U.S. and Israeli intercompany transactions, transfer pricing and charges, and a more predictable future business operating model, and will preclude the relevant tax authorities from making certain transfer pricing adjustments within the scope of these agreements. While we still continue to vigorously defend our tax position, during the nine months ended October 31, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter. As a result of such discussions, we reassessed our uncertain tax position related to the APA matter, and based on this reassessment, we recorded tax expense of $136.0 million in the nine months ended October 31, 2025. However, no agreements between us and the IRS and ITA authorities have been reached at this time. If we agree to an APA or other negotiated settlement, we may, as part of that agreement, be required to make significant payments to the Israeli government. We currently expect that any payments pursuant to an APA (if an APA is concluded) would be made over a number of years and subject to other terms and conditions. Alternatively, if we are unable to agree upon an APA, the ITA may initiate an audit of our intercompany agreements and transactions, which may result in a potential tax assessment. While we continue to vigorously defend our tax position, any fines, penalties, settlement or adverse judgment relating to such matter may have a material and adverse impact on our business, operating results, financial conditions and cash flows and the unrecognized tax benefit recorded during the nine months ended October 31, 2025 could increase or decrease based on further developments relating to this matter.
In addition, as part of the integration of the Prompt acquisition, we are evaluating the future structure of its acquired intellectual property. This includes a potential alignment of Israeli-owned intellectual property which, if effectuated, may result in a cash tax liability in Israel. As of October 31, 2025, we had not made a final decision on this matter, and accordingly, the potential tax impact cannot be reasonably estimated at this time.
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
Our Class A common stock price could be subject to wide fluctuations. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
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
•the global political, economic and macroeconomic climate, including but not limited to, the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, actual or perceived instability in the banking industry, labor shortages, supply chain disruptions, potential recession, inflation, government shutdowns, and fluctuating interest rates;
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

The dual class structure of our common stock has had the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 28% of the voting power of our capital stock as of October 31, 2025, which makes it more difficult for you to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of October 31, 2025, the holders of our outstanding Class B common stock held approximately 28% of the voting power of our outstanding capital stock. The outstanding Class B common stock automatically converts to Class A common stock on the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. The dual class structure of our common stock will make it difficult for you to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock has had the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of October 31, 2025. We are closely monitoring the unfolding events of the armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended October 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
August 1, 2025 to August 31, 2025	—	$—	—	$147,366
September 1, 2025 to September 30, 2025	1,319,584	$17.96	1,319,584	$123,666
October 1, 2025 to October 31, 2025	1,445,620	$17.67	1,445,620	$98,117
Total	2,765,204		2,765,204

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

SENTINELONE, INC.

Date: December 4, 2025	By:	/s/ Barbara Larson
Barbara Larson
Chief Financial Officer
(Principal Financial Officer)