Form 10-K
period 2026-01-31
SentinelOne, Inc.
filed 2026-03-19
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on July 31, 2025, based on the closing price of $18.34 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $5.1 billion.
As of March 13, 2026, the registrant had outstanding 333,976,052 shares of Class A common stock and 6,300,444 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (SEC) within 120 days after the end of the registrant’s fiscal year ended January 31, 2026 to which this Annual Report on Form 10-K relates.

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
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts around the world (including but not limited to, the conflict in Iran);
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of Prompt Security, Inc. (Prompt) and Observo, Inc. (Observo) in September 2025;
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
We envisioned a revolutionary data and AI paradigm where technology alone could autonomously prevent, detect, and respond to cyberattacks. It is time to fight machine with machine. We pioneered the world’s first purpose-built AI-powered cybersecurity platform for autonomous defense. Our autonomous cybersecurity solutions are intelligent and data-driven systems that learn and evolve on their own—working to make the world more secure. By leveraging AI and our fully unified security data lake for analytics, our Singularity Platform instantly defends against cyberattacks—performing at a faster speed, greater scale, and higher accuracy than otherwise possible from any single human or even a crowd. Our generative AI technology, Purple AI, unifies the entire platform experience, supercharges the security operations, and delivers improved efficiency with threat-hunting capabilities across multiple attack vectors.
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
Singularity is used globally by organizations of all sizes across a broad range of industries. Our AI and automation driven approach to cybersecurity has been adopted by some of the world’s largest organizations. As a result, we have grown rapidly since our inception. Our revenue for fiscal 2026 and 2025 was $1,001.3 million and $821.5 million, respectively, representing year-over-year growth of 22%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2026 was $450.7 million compared with a net loss of $288.4 million in fiscal 2025.
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
•Proliferation of connected devices. Billions of connected devices are online today and the numbers are only expected to increase. Many of these devices have little to no built-in security capabilities. Cybercriminals are increasingly exploiting inherent vulnerabilities in these devices to breach organizations. Unmanaged devices are especially vulnerable. As a result, the attack surface has exploded and visibility across connected devices and continuous assessment of their risk profiles have become top priorities for organizations.
•Remote and hybrid work is here to stay. As companies continue to adopt and maintain remote and hybrid work practices, the risk of cyberattacks has increased. As a result of the accelerated structural shift towards a distributed workforce, organizations are increasingly looking for cybersecurity solutions that safeguard their remote workforce and employee credentials.
Sophisticated AI-based cyberattacks circumvent existing security controls. Cyberattacks have evolved from malware to highly sophisticated, organized and large-scale attacks by malicious insiders, criminal syndicates, and nation-states seeking to circumvent existing security controls and undermine critical societal functions through a variety of attacks. Modern attacks are fast acting and can breach organizations, exfiltrate data, demand ransoms, and disrupt operations within seconds. Alternatively, some attacks, such as advanced persistent attacks and targeted attacks, are designed to breach organizations and stealthily infiltrate across assets, steal data, facilitate future attacks, or cause other harm over a long period while operating undetected. In addition, threat actors are using generative AI to increase the sophistication, frequency, and speed of cyberattacks. The new challenges in the security landscape require autonomous security powered by AI and ML.
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

•Rich partner ecosystem. We have deep partnerships with many of the leading Independent Software Vendors (ISVs), alliance partners with whom we engage in joint technology and/or go-to-market strategies; and channel partners, such as distributors, resellers, Managed Service Providers (MSPs), Managed Security Service Providers (MSSPs), Managed Detection and Response Providers (MDRs), Original Equipment Manufacturers (OEMs), and Incident Response (IR) firms. Our partner relationships act as force multipliers and provide us with significantly broader market reach. By empowering MSPs, MSSPs, MDRs, OEMs and IR firms with our technology and through our deep partnerships with them, we benefit from the market penetration of those entities.
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
•Increase adoption within our customer base. We have successfully grown our revenue from our customer base as they deploy additional licenses and expand the use of our platform by adopting adjacent solutions. As we enhance our platform functionality and value proposition, we expect many of our customers to adopt additional platform functionalities and Singularity modules to address all of their cybersecurity use cases through the same platform. Our customers can seamlessly activate additional platform solutions to adopt more product offerings. Platform-driven growth has been broad-based with notable strength from our cloud security, data, and Purple AI solutions. Our platform also enables us to show in-product promotions and trials and drive the expansion of our Singularity Modules. The success of our land-and-expand strategy remains a driver of our sustainable growth and long-term customer value.
•Expand our global footprint. Revenue generated outside of the U.S. was 39% for fiscal 2026, compared to 37% for fiscal 2025. We intend to continue to grow our international customer base by increasing our investments in international operations. We are continuing to invest and hire talent to expand our business in Asia-Pacific and Europe, the Middle East and Africa, and Latin America.
•Expand our total addressable market through acquisitions. We evaluate acquisition prospects that align with our platform, customers, and strategic market opportunities. We intend to use these opportunities to extend the reach of our Singularity Platform into adjacencies that complement our core offerings. We are committed to innovation, automation, and securing data wherever it resides with a front-row seat into cutting-edge cybersecurity technologies. For example, in September 2025, we expanded our platform capabilities through the acquisitions of Prompt Security and Observo AI. The acquisition of Prompt provides technology to secure AI in runtime, offering visibility and protection for enterprise AI deployments. Additionally, the acquisition of Observo, an AI-ready data pipeline company, serves as a complementary catalyst for our AI Security Information and Event Management (SIEM) offering by streamlining data ingestion and enrichment.
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
Prompt Security
Our security for AI solution, Prompt Security, empowers enterprises to embrace this new AI era with confidence. By providing the guardrails and governance needed to innovate safely, it enables companies to move fast, unlock the full potential of AI, and build trust with customers and employees alike – turning AI from a source of risk into a catalyst for growth.
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
Observo.AI is a real-time data pipeline solution that offers freedom and control to for customers to be able to own, secure, and route their data anywhere they want. It strengthens the value of Singularity platform and offers a model for reducing data costs and improving threat detection, across any SIEM or data lake—helping customers lower data overhead, improve signal quality, and extract more value from the data they already have, no matter where it lives.
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
•Wayfinder Managed Detection & Response (MDR) provides 24/7/365 detection, investigation, and response, using curated SentinelOne and Google Threat Intelligence to deliver expert threat hunting, comprehensive protection, and proactive defense. MDR Essentials delivers turnkey 24/7/365 protection with integrated threat hunting, real-time dashboards, and streamlined digital onboarding. MDR Elite builds on this foundation with dedicated Threat Advisors for tailored security, high-touch proactive engagement and strategic guidance. With Wayfinder MDR, organizations can stay ahead of threats, reduce risk, and advance security posture with confidence.
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

Our Customers
As of January 31, 2026, we had customers using our Singularity Platform in approximately 100 countries. We are protecting the digital infrastructures of customers around the world, including large global enterprises, small and medium-sized businesses, and government organizations. Our business does not depend on any single end customer. For a definition of customer, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Customers with ARR of $100,000 or More.”
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
Human Capital Resources
Our Team
As of January 31, 2026, we had over 2,900 full-time employees worldwide. We also engage temporary employees and consultants as needed to support our operations.
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
Our Culture
Our vision is a safer future for humanity and our purpose is to give the advantage to those who secure our future. Our core values are at the foundation of our inclusive culture and guide our approach on how we build and grow our business with all stakeholders:
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
We received multiple workplace accolades in 2025.
•Fortune recognized SentinelOne as a Fortune Future 50 company, 100 Best Companies to Work For in Europe, Best Workplace in Technology, Best Workplace for Parents, Best Workplace in the Bay Area.
•U.S. News & World Report recognized SentinelOne as one of its 2025 Best Companies to Work For, Best Companies to Work For in IT, and Best Companies to Work For in the West.
•Newsweek named SentinelOne to its America’s Greatest Companies list.
•Built In recognized SentinelOne as a 2025 Best Places to Work in the United States.
•Great Place to Work recognized SentinelOne on Best Workplaces lists in several countries, including the United Arab Emirates in the Small category; France for Best Workplaces and Best Workplaces in Technology; Germany across the Information and Communications Technology, Small and Medium Companies, and Bavaria lists; Italy; and Poland. SentinelOne was also recognized for Best Workplaces for Millennials.
•SentinelOne also achieved Great Place to Work certification (December 2025 - December 2026) for Australia, Canada, Costa Rica, Czechia, France, Germany, India, Israel, Italy, Japan, Netherlands, Poland, Singapore, Slovakia, Spain, the United Arab Emirates, the United Kingdom, and the United States.
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
•SIEM providers such as Cisco Systems, Inc. (which acquired Splunk) and Elastic; and
•providers of cloud security, such as Wiz, Inc. (acquired by Google Cloud).
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
Although some of our competitors enjoy greater brand awareness and recognition, deep customer relationships, and larger existing customer bases, we believe that we compete favorably with respect to our autonomous and AI-powered threat prevention, detection, response, and hunting capabilities.
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
As of January 31, 2026, we had 78 issued patents and 10 pending patent applications in the U.S. and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. These issued patents are scheduled to expire on or around the years between 2034 and 2045 and cover various aspects of our platform and technology.
As of January 31, 2026, we had 18 trademark registrations in the U.S., including registrations for “SentinelOne” and our logo. We also had 103 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including sentinelone.com and dataset.com.
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
SentinelOne, the SentinelOne logo, and other registered or common law trade names, trademarks, or service marks of SentinelOne appearing in this Annual Report on Form 10-K are the property of SentinelOne. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included before making a decision to invest in our Class A common stock. These disclosures reflect the Company’s belief and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $450.7 million and $288.4 million for the fiscal years ended January 31, 2026 and 2025, respectively. As of January 31, 2026, we had an accumulated deficit of $2.1 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, and expanding into adjacent markets and geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow down as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•general global macroeconomic and political conditions, both domestically and in our foreign markets that could impact regions where we operate, including changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, global economic slowdowns, actual or perceived global banking and finance related issues, government shutdowns, inflation, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
•the impact of natural or man-made global events on our business, including regional geopolitical conflicts around the world;
•changes in customer, distributor, or reseller requirements, or market needs or preferences;
•the timing and success of new product and service introductions by us or our competitors, or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers, and strategic partnerships entered into by and between our competitors, and changes in pricing;
•changes in our mix of products, subscriptions and services sold, including changes in the average contract length for subscriptions and support;
•our ability to successfully and continuously expand our business domestically and internationally;

•changes in the growth rate of endpoint security, cloud security, and overall cybersecurity product platform and services sectors;
•deferral of orders from customers in anticipation of new or enhanced products and services announced by us or our competitors;
•significant security breaches of, technical difficulties with, or interruptions to the use of our platform;
•the timing and costs related to the development or acquisition of technologies, businesses, or strategic partnerships;
•our ability to execute, complete, or efficiently integrate any acquisitions that we may undertake;
•our ability to increase the size and productivity of our distribution channels;
•decisions by potential customers to purchase security solutions from larger, more established security vendors or from their primary network equipment vendors;
•timing of revenue recognition and revenue deferrals;
•insolvency or credit difficulties confronting our customers, which could increase due to U.S. and global macroeconomic issues, including actual or perceived global banking and finance related issues, inflation, interest rate volatility, government shutdowns and market downturns;
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
Conditions in our market could change rapidly and significantly as a result of technological advancements, including but not limited to increased advancements and proliferation in the use of artificial intelligence applications, partnering or acquisitions by our competitors or continuing market consolidation. Competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margin, increased net losses, and loss of market share. Even if there is significant demand for endpoint and cloud security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we will have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other cybersecurity providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of purchasing products and services from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive action with respect to pricing or other actions, our business, financial condition, and operating results would be adversely affected.

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
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Fluctuations in quarterly results may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, without limitation:
•global events, general global macroeconomic and political conditions, both domestically and internationally, including geopolitical conflicts (including, but not limited to, the conflict in Iran), changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy, tariffs, global economic slowdowns, actual or perceived global banking and finance related issues, government shutdowns, increased risk of inflation, interest rate volatility, supply chain disruptions, labor shortages and potential global recession;
•our ability to attract new and retain existing customers or sell additional features to existing customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of customers; including decisions by organizations to purchase security solutions from larger, more established security vendors or from their primary IT equipment vendors and customer insolvency or credit difficulties;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our fourth fiscal quarter due to the annual budget approval process of many of our customers.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical operating results should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations, our stock price could fall substantially, and we could face costly lawsuits, including securities class action lawsuits.
Adverse global macroeconomic conditions or reduced information technology spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy (including actual or threatened changes in tariffs and trade restrictions), U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have continued to experience certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We incorporate generative AI into many of our offerings, including Purple AI and Wayfinder. Purple AI streamlines threat hunting across various types of data and synthesizes threat intelligence and insights in natural language. Wayfinder uses agentic AI, which applies advanced reasoning and automation to process volumes of telemetry and security data, triaging security alerts more accurately and with context. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our ability to incorporate the use of generative AI in our business. For example, language models may provide flawed or inaccurate results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analyses or other content that our AI initiatives produce. Our generative AI solutions are reliant on third-party foundation models that may change their availability or commercial terms in a manner that negatively affects our offering. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data and their safeguards may be insufficient. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in Purple AI and Wayfinder. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Further, we have, and may in the future, implement AI-based tools and solutions, including third-party software solutions, in order to, among other things, drive efficiencies in our business, IT systems and other internal processes and improve customer support. If these tools and solutions do not achieve their expected benefits or if such tools and solutions have defects, bugs, errors, or vulnerabilities, our business may be adversely impacted.
Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. Because AI is an emerging technology, there is not a mature body of case law, particularly around copyright, construing the appropriateness of certain of its uses of data whether through the employment of large language models or other models leveraging data found on the Internet and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Intellectual property disputes regarding the use of copyrighted or proprietary data to train AI models, or the outputs generated by such models, could result in costly litigation and liability. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society such as concerns regarding bias, discrimination, misinformation, automation or transparency, we may experience brand or reputational harm, or competitive harm.
In addition, given the complex nature of AI technology, we face an evolving regulatory landscape. The U.S. federal government, various state legislatures and other government entities worldwide have implemented and are in the process of implementing specific laws, regulations, policies and obligations relating to the use of AI, and we will need to continue to monitor these developments to ensure our products remain compliant with such applicable regulations. For example, the E.U. AI Act, which entered into force in 2024 with phased implementation that began in 2025, imposes obligations on AI providers and deployers based on risk classification, including requirements for transparency, documentation, and risk management. In the U.S., a December 2025 executive order asserted federal preemption over the state AI regulations, creating regulatory uncertainty as the scope and enforceability of this preemption claim remains subject to debate and challenge. Compliance with evolving AI regulations will require significant investment in quality assurance, testing, documentation, and reporting systems, and failure to comply could result in fines, enforcement actions, or restrictions on our ability to offer AI-powered products and services.
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
Companies are subject to an increasing number and wide variety of attacks on their networks on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, account takeover, business email compromise, employee fraud, theft or misuse, social engineering (including phishing, deepfakes, voice cloning), software supply-chain compromises, denial of service attacks, reverse-engineering of AI algorithms, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our internal networks, cloud deployed products and the information they store and process. Cybersecurity companies face particularly intense attack efforts, and we have faced, and will continue to face, cyber threats and attacks from a variety of sources. The research that we conduct and report may make us, or our customers, a further target for attacks of all kinds. We provide security services to many highly targeted entities, such as U.S. government agencies, defense contractors, and non-U.S. governments. Our work protecting these entities increases the likelihood that we may be targeted by nation-state actors, including those from countries with a history of conducting cyber operations against such organizations. State-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts. In addition, our cybersecurity product is likely considered a valuable target for lateral attacks because of its highly privileged access. Additionally, bad actors are utilizing AI-based tools to execute more sophisticated and scalable attacks, creating unprecedented cybersecurity challenges.
Although we have implemented security measures designed to prevent such attacks, our networks and systems, and those of our third-party vendors and service providers may be breached due to the actions of outside parties, human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We and our third-party vendors and service providers may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. These risks are exacerbated by developments in generative AI. A breach in our or in our third-party vendors and service providers’ data security or an attack against our platform or our third-party vendors’ or service providers’ platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems or the systems of our third-party vendors and service providers could be used to facilitate or magnify an attack. Further, the trend towards remote and hybrid work by companies and individuals has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of our third-party vendors and service providers or efforts of others upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape evolves, including as a result of the use of AI by bad actors.
Any actual, alleged, or perceived security breach in our systems or networks or those of our third-party vendors and service providers, or any other actual, alleged or perceived data security incident we suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, fines and penalties, costly litigation, and other liability. We may also be required to publicly disclose material security breaches, which could exacerbate the adverse impact of such incidents. We would also be exposed to a risk of loss or litigation and potential liability under applicable laws, regulations, and contracts that protect the privacy and security of personal data. For additional information regarding these laws and regulations, see the Risk Factor titled “We are subject to laws and regulations affecting our business, including those related to the privacy and data protection of the personal data or other information we collect, process or share. Our actual or perceived failure to comply with such laws or regulations could harm our business.”

In addition, our customer agreements may require us to promptly report security breaches to our customers involving their data on our systems or those of third-party vendors or subcontractors processing such data on our behalf. This mandatory disclosure could be costly, result in litigation, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches. Some of our customers may be subject to sector specific regulations, such as the E.U. Digital Operational Resilience Act (DORA) for financial services entities, which may require them to comply with enhanced third-party risk management and contractual obligations. In addition, if a high-profile cybersecurity incident occurs with respect to another SaaS provider or cybersecurity vendor, customers may lose trust in the security of the SaaS business model generally or in cybersecurity companies generally, which could adversely affect our ability to retain existing customers or attract new ones.
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
Defects, errors, or vulnerabilities in our platform, misuse of our platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
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
Limitation of liability provisions in our contracts may not fully protect us from security-related claims, particularly under applicable data protection laws. We maintain insurance to protect against certain claims associated with the use of our platform, but our insurance coverage may not adequately cover any claim asserted against us. Furthermore, our insurance coverage may not extend to all risks we face, including all AI-related risks, and may not cover us for all losses for errors or omissions caused by AI. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our reputation. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, operating results, and financial condition.

Existing and future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company, and in September 2025, we acquired Prompt, a private company focused on the generative and agentic AI security space, and Observo, an AI-ready data pipeline company. We have also invested in certain privately held companies through our S Ventures fund, which may not generate returns and are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
We may not be able to find suitable acquisition candidates, or complete acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the material risks, liabilities or other challenges involved in an acquisition. Even if completed, acquisitions or investments may not strengthen our competitive position, may not achieve expected benefits, and may be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating acquired business, technologies or personnel, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges.
We have in the past and may in the future finance acquisitions through cash, debt, or equity securities, each of which could adversely affect our financial condition and the market price of our Class A common stock. The issuance of equity or debt to finance any such acquisitions could result in dilution to our stockholders, which may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions include:
•diversion of management’s attention and resources;
•the inability to integrate products, service offerings, technologies, operations, systems, controls or personnel;
•failure to retain key employees, customers or partners;
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
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect; and
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

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
•continue to attract new customers and drive broader and deeper adoption of our platform and services;
•improve the capabilities of our platform through research and development;
•successfully execute on partner purchasing commitments;
•continue to successfully expand our business domestically and internationally; and
•successfully compete in the cybersecurity industry.
Our customers have no obligation to renew their subscription for our platform after the expiration of their contractual subscription period, which is generally one to three years. In the normal course of business, some customers have elected not to renew or have reduced the scope or duration of their subscriptions. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, our channel partner strategy and pricing, decreases in the number of endpoints to which our customers deploy our solution, mergers and acquisitions involving our customers, industry developments, competition, general economic conditions, or the perceived decline in the incidence of cyberattacks. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, operating results, and financial condition will materially suffer.
If our platform is not effectively interoperated within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely impact our business, operating results, and financial condition.
Our platform must effectively interoperate with our customers’ existing IT infrastructure, which often has different specifications, utilizes multiple protocol standards, deploys products and services from multiple vendors, and contains multiple generations of products and services that have been added over time. As a result, our solutions can sometimes encounter interoperability issues on deployment or over time, which require additional support and problem solving with customers, in some cases, at a substantial cost to us. We may modify our software or introduce new capabilities so that our platform interoperates with a customer’s infrastructure. These issues could cause longer deployment and integration times for our platform, leading to customer churn, which would adversely affect our business, operating results, and financial condition. Government and other customers may require our platform to comply with certain security certifications and standards; failure to maintain such compliance could disqualify us from selling to these customers or create a competitive disadvantage.

Disruptions or other business interruptions that affect the availability of our platform could adversely impact our customer relationships and overall business.
Our platform is hosted by third-party cloud hosting providers including AWS. Our software and systems are designed to use computing, storage capabilities, bandwidth, and other services provided by such cloud hosting providers, and currently our cloud service infrastructure is primarily run on AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays or outages in service and availability due to a variety of factors, including as we continue to innovate, modernize and transition to new cloud infrastructure. Product, platform and service disruptions including capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. Such risks may become more pronounced as we continue to scale our business. The level of service provided by our cloud hosting providers, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase as our customer base grows, and we may also experience component shortages and pricing increases from our cloud hosting providers as a result of increased demand for computing and storage resources. Any of these factors could adversely affect our business, operating results, and financial condition.
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
Any of these platform defects, interoperability issues, or service disruptions could reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which would harm our business and operating results.
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
Under certain circumstances, our employees may have access to our customers’ platforms and misuse of such access, whether actual or perceived, could result in negative press coverage and negatively affect our reputation, which could result in harm to our business, reputation, and operating results.
In addition, independent industry and research firms often evaluate our solutions and provide reviews of our platform, as well as those of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less favorable than those of our competitors, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or research firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed.
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
If our partners are unsuccessful in selling our platform, or if we are unable to establish and maintain a sufficient number of high-quality partnerships, or if our partners shift focus to other vendors and/or our competitors, our ability to sell our platform and operating results will be harmed. To the extent our partners fail to meet their purchasing commitments, they may fail to pay us or attempt to renegotiate our agreements and we risk churn in forecast metrics. The termination of our relationship with any significant partner may adversely affect our sales and operating results. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners and in training our channel partners to independently sell and deploy our platform.
We are also exposed to credit and liquidity risks and our operating results will be harmed if our partners were to become unable or unwilling to pay us at all or in a timely manner, terminate their relationships with us or go out of business. Although we have programs in place that are designed to monitor and mitigate such risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results, and financial condition would be harmed. If partners fail to pay us under the terms of our agreements or we are otherwise unable to collect on our accounts receivable from these partners, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Our partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which would adversely affect our business, operating results, and financial condition. We may be further impacted by consolidation of our existing channel partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be more limited. We may also become increasingly dependent on a more limited number of channel partners, as consolidation increases the relative proportion of our business for which each channel partner is responsible, which may magnify the risks described in the preceding paragraphs.
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
The occurrence of any of the foregoing could cause government organizations to delay or refrain from purchasing our solutions in the future or otherwise adversely affect our business and operating results. Furthermore, the U.S. Department of Government Efficiency was established in an effort to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities, as well as those of U.S. states and localities, could adversely affect the funding for and purchases of our platform by government organizations.
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
•new, or changes in, regulatory requirements, including tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other measures;
•exposure to numerous, increasing, stringent (particularly in the E.U.), and potentially inconsistent laws and regulations relating to privacy, data protection, information security and AI;
•costs of localizing products and services (including, but not limited to data localization requirements) and potential;
•lack of acceptance of localized products and services;
•the need to make significant upfront investments in people, solutions and infrastructure;

•challenges in managing an increased number of geographically dispersed employees, including the need to implement appropriate systems, policies, benefits, and compliance programs and maintaining corporate culture;
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
•compliance with multiple, conflicting, ambiguous or evolving government laws and regulations, including employment, tax, data privacy, anti-corruption, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, and our ability to identify and respond timely to compliance issues;
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
•natural disasters, acts of war, terrorism, or pandemics, including regional geopolitical conflicts around the world and political instability;
•actual or perceived instability in the global banking system; and
•cybersecurity incidents.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,800 employees as of January 31, 2025, to over 2,900 employees as of January 31, 2026. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
We regularly review key business metrics, including our annualized recurring revenue (ARR), number of customers with ARR of $100,000 or more, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Moreover, we may periodically change the definition or methodology underlying our metrics. If our key metrics are inaccurate or if investors perceive any changes to our key business metrics or the methodologies for calculating these metrics negatively, our business could be adversely affected.
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
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for such talent, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. In particular, the scarcity of individuals with the specialized skills required to develop and enhance AI-driven technologies has led to increased competition and may lengthen our hiring cycles or inflate compensation expectations. As we continue to integrate artificial intelligence across our platform, any failure to recruit such individuals could delay our product roadmap and harm our competitive position. More generally, the technology industry, and the cybersecurity industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and related services, and experiences high employee attrition. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including cost inflation, overall macroeconomic conditions and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
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
We are subject to laws and regulations, including government export and import controls, that could subject us to liability or impair our ability to compete in our markets. Our platform and related technology are subject to the U.S. Department of Commerce’s Export Administration Regulations (EAR). We are also subject to the economic and trade sanctions regulations administered by OFAC. U.S. export control laws and economic sanctions prohibit the export, re-export and transfer (in-country) of certain hardware and software and the provision of certain cloud-based solutions to certain countries, governments and parties and for certain end-uses. Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform, and changes in or promulgation of new export and import regulations may create delays in the introduction of our platform into certain international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or parties altogether. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, operating results, and financial condition. Further, regulators in the U.S. and elsewhere have signaled an increased emphasis on sanctions and export control enforcement. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot assure you that these procedures have been fully effective or that we, or third parties who we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations also could have negative consequences to us, including reputational harm, government investigations, loss of export privileges, monetary fines, and other penalties.
We also collect information about cyber threats from public sources, intermediaries and third parties that we make available to our customers in our threat intelligence industry publications. Although we take precautions to prevent our information collection practices and services from being provided in violation of such laws, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
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
We are also subject to the United States Foreign Corrupt Practices Act of 1977 (FCPA), as amended, the United Kingdom Bribery Act 2010 (the Bribery Act), and other applicable anti-corruption and anti-bribery laws in the U.S. and non-U.S. jurisdictions where we operate. Such laws, which are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from offering, promising, authorizing or providing anything of value, directly or indirectly, to government officials and others in the public, and in certain cases, private sector for the purpose of obtaining or retaining business or securing an improper advantage. We engage third parties, including intermediaries, agents and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for unlawful conduct of these third parties, even if we did not authorize or have actual knowledge of the misconduct. Although we maintain anti-corruption compliance policies, procedures, training and controls designed to reduce the risk of violations, they may not be effective in preventing all improper conduct. As our international sales and business, and our business with government agencies or state-owned or affiliated entities expands, our risks under these laws will increase. Noncompliance with these laws could result in investigations, significant civil or criminal penalties, disgorgement, injunctions, suspension or debarment from government contracts, private litigation, reputational harm, diversion of management time and resources, and other legal and business consequences, any of which could harm our reputation, business, operating results, and financial condition.

We are subject to laws and regulations affecting our business, including those related to the privacy and data protection of the personal data or other information we collect, process or share. Our actual or perceived failure to comply with such laws or regulations could harm our business.
We collect, receive, store, and process personal data from our employees, customers, the employees of our customers, and our end users. This personal data is hosted by our third-party vendors and service providers. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other confidential or sensitive information, the scope of which are changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the U.S., there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, in California, the California Consumer Privacy Act of 2018 (as amended, “CCPA”) created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their personal information and receive detailed information about how their personal information is collected, used and shared. Following California’s lead, over a third of other U.S. states have enacted privacy laws in recent years. These state laws impose varying requirements regarding consumer rights, data minimization, and security obligations. In addition, various comprehensive federal privacy bills have been proposed in Congress from time to time. Compliance with this patchwork of state and federal requirements is costly and creates operational complexity.
As a result of our presence in the E.U. and the U.K., we are also subject to the GDPR, which governs the collection, use, disclosure, transfer or other processing of personal data of natural persons in the EEA and U.K., and it applies extra-territorially and imposes strict requirements on controllers and processors of personal data. A breach of the GDPR could result in fines of up to €20 million (£17.5 million in the U.K.) or 4% of a company’s global turnover, whichever is greater. In addition to financial penalties, a breach could result in penalties, regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices, and/or assessment notices for a compulsory audit.
We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR prohibits personal data from being transferred outside of the EEA or the U.K. to any jurisdictions that have not been deemed adequate by regulators in the E.U. or U.K. (including the U.S.), unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We currently rely on the use of Standard Contractual Clauses (SCCs) and our certification under the E.U.-U.S. Data Privacy Framework (DPF), the Swiss-U.S. DPF, and the U.K. Extension to the E.U.-U.S. DPF for such transfers of personal data. However these transfer mechanisms could be subject to further legal challenges. Some countries have enacted or are considering legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures for cross-border data transfers or are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, add expenses, create distractions from our other business pursuits and could adversely affect our business, financial condition and results of operations.
We are also subject to evolving laws, including in the E.U. and U.K., on the use of cookies and electronic marketing technologies. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand and acquire new users.
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure and financial services. These may impose new requirements on us or our current or prospective customers such as data processing locations, breach notification, and security standards. For instance, under DORA, which came into force in January 2025, our E.U. financial entity clients for whom we are a third-party provider of critical information and communication technology (ICT) services will require us to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our own supply chain) in accordance with DORA’s requirements for ICT risk management, reporting, resilience and oversight. In addition to DORA, the E.U.’s Data Act (the “Data Act”) became applicable on September 12, 2025. Among other things, the Data Act imposes data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers. If we are subject to the Data Act, we may be required to revise our customer contracts and pricing models, and implement new switching procedures. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets.
We depend on a number of third parties in relation to the operation of our business, many of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or comparable instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, disclosure, storage and transmission of such information. Any violation of privacy, data protection, data or cybersecurity laws by our third-party processors could have a material adverse effect on our business and result in fines and penalties under the GDPR or other applicable laws.
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
While we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient. If such public statements are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the FTC or applicable state attorneys general.
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
Further, for our 2022 to 2024 tax years, the Tax Cuts and Jobs Act of 2017 required research and experimental (R&E) expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures. Any such expenditures attributable to research conducted outside the United States were required to be capitalized and amortized over a 15-year period. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA), restoring immediate deductibility of domestic R&E expenditures beginning with our 2025 tax year, while foreign R&E expenditures will continue to be capitalized and amortized over a 15-year period. The OBBBA introduced other provisions, such as the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation rules, and adjustments to interest expense limitations. The OBBBA did not have a material effect on our consolidated financial statements for the year ended January 31, 2026.
In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of over 140 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar (Pillar Two) is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. The rules were effective for us beginning in fiscal 2025 but are not expected to be applicable until fiscal 2027. Numerous countries have enacted or substantially enacted legislation to implement these rules. In January 2026, the OECD issued additional guidance regarding a side-by-side agreement, which is intended to provide relief for U.S.-parented multinational corporations from certain provisions of Pillar Two, but will require adoption by OECD member countries to implement. While Pillar Two did not have an impact on our tax provision or effective tax rate in fiscal 2026, we continue to monitor Pillar Two and other evolving tax legislation in the jurisdictions in which we operate.
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
As of January 31, 2026, we had aggregate U.S. federal and state net operating loss carryforwards of $978.0 million and $477.9 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, a portion of the federal net operating loss carryforwards will begin to expire in 2031, and the state net operating loss carryforwards will begin to expire in 2027. In addition, as of January 31, 2026, we had federal research and development credit carryforwards of $13.1 million, which will begin to expire in 2037, and state research and development credit carryforwards of $5.4 million, which do not expire. We had no foreign net operating loss carryforwards as of January 31, 2026. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. On January 8, 2026, we entered into an Assessment Agreement (the Agreement) with the Israeli Tax Authority (ITA) covering various transfer pricing matters for intercompany transactions between us and our Israeli subsidiary, including the valuation and taxation of intellectual property. The Agreement fully and finally resolves all related Israeli disputed income tax matters between us, our affiliates, and the ITA for the fiscal years ended January 31, 2021 through January 31, 2025. This settlement with the ITA includes certain principles established in the bilateral Advanced Pricing Agreement (“APA”) process between us, the Internal Revenue Service, and the ITA, which we have been negotiating since fiscal year 2022, and provides a final tax determination on this matter for Israeli tax purposes. As a result of this final resolution and the related reassessment of our uncertain tax positions, we recorded a total tax expense of $180.9 million, inclusive of interest, during fiscal 2026. Under the terms of the Agreement, we are required to make installment payments through 2030 and the unpaid balance is subject to a 7.0% annual interest rate. Additionally, in the event of a change in control, all unpaid amounts plus interest—$255.1 million (792.7 million Israeli New Shekels) —would accelerate and become immediately due. For more information, see Note 10, Income Taxes, to our consolidated financial statements.
While this matter is resolved in Israel, there can be no assurance that other tax authorities, including the IRS, will not successfully challenge our transfer pricing positions elsewhere, which could result in increased tax liabilities or double taxation. In addition, if taxing authorities in any of the jurisdictions in which we conduct our international operations were to successfully challenge our transfer pricing, we could be required to reallocate part or all of our income to reflect transfer pricing adjustments, which could result in an increased tax liability to us. In such circumstances, if the country from where the income was reallocated did not agree to the reallocation, we could become subject to tax on the same income in both countries, resulting in double taxation. Furthermore, the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. We believe that our tax and financial accounting positions are reasonable and our tax reserves are adequate to cover any potential liability. We believe that our assumptions, judgments, and estimates are reasonable and that our transfer pricing for these intercompany transactions are on arm’s-length terms. However, the relevant tax authorities may disagree with our tax positions, including any assumptions, judgments, valuations or estimates used for these transfer pricing matters and intercompany transactions. If any of these tax authorities determine that our transfer pricing for these intercompany transactions do not meet arm’s-length criteria, and were successful in challenging our positions, we could be required to pay additional taxes, interest, indexation charges and/or penalties related thereto, which could be in excess of any reserves established therefore, and which could result in higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
Our operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Other than with respect to the ITA matter, we do not currently hedge against the risks associated with currency fluctuations but may do so, or use other derivative instruments, in the future.

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
•repurchases by us of any of our outstanding shares of Class A common stock on unfavorable terms or at all;
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
The dual class structure of our common stock has had the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 28% of the voting power of our capital stock as of January 31, 2026, which makes it more difficult for you to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of January 31, 2026, the holders of our outstanding Class B common stock held approximately 28% of the voting power of our outstanding capital stock. The outstanding Class B common stock automatically converts to Class A common stock on the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. The dual class structure of our common stock will make it difficult for you to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of January 31, 2026. We are closely monitoring continued armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Further, corporate sustainability initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest in our competitors instead. Moreover, California has adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management
As part of our overall enterprise risk management program, we maintain a robust cybersecurity risk management program led by a cross-functional team which includes members of our information security, data privacy and product security personnel, including members of our senior management team. Our cybersecurity program is designed to identify, monitor, evaluate, and respond to cybersecurity threats and incidents, including those associated with third-party software, cloud infrastructure and services. This framework includes steps for identifying the source of a cybersecurity threat or incident, including if such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing severity and overall risk, implementing countermeasures and mitigation or remediation strategies, and escalating to our senior management team, and for material threats or incidents, which then informs the Audit Committee and our Board of Directors.
We engage third parties, including vendors, counsel and other external service providers, to support our cybersecurity and data privacy processes. For example, we regularly engage independent third parties for penetration testing and evaluation of our various security compliance standards. We also conduct internal assessments of our cybersecurity risk management program. We review and update our cybersecurity policies, standards and procedures as needed, to account for changes in the threat and operational landscapes, as well as in response to legal and regulatory developments. Our team has established a continuous improvement process through which we regularly update our risk register to reflect the evolving capabilities of threat actors and incorporate findings from internal and external testing. Further, we require mandatory training for all employees and contractors on our cybersecurity and privacy policies. We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as risks from third-party systems that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In addition, we perform diligence on our vendors and prospective vendors regarding their cybersecurity posture. Although we have continued to invest in our diligence, onboarding, and monitoring capabilities over our critical third parties, including our third-party vendors and service providers, our control over the security posture of our critical third parties is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information assets owned or controlled by such third parties.
A cross-functional incident response team, comprised of representatives from information security, information technology, privacy and legal, is responsible for monitoring and responding to data breaches, intrusions, and other security incidents in accordance with our incident response plan. Our incident response plan includes processes and procedures for assessing potential internal and external threats, escalation and stakeholder notification, law enforcement notification where required, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of our information assets.
In fiscal 2026, and through the filing of this Annual Report on Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such an incident could potentially have a material effect, including on our business strategy, operating results, or financial condition.

For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board of Directors has oversight responsibility for our overall enterprise risk management, and cybersecurity risk management in particular is regularly reviewed and overseen by our Audit Committee. The Audit Committee reviews management policies, processes, and procedures designed to identify, monitor, evaluate, and respond to cybersecurity risks to which the company is exposed. Management regularly reports to the Audit Committee regarding its process and procedures to mitigate or remediate cybersecurity risks, threats and incidents, as well as monitoring activities of the cybersecurity team.
Our Audit Committee provides oversight of our cybersecurity program and receives quarterly cybersecurity updates from our Chief Trust Officer (CTO). Our CTO has over 25 years of experience leading technology and security transformation at large-scale, public technology organizations. This expertise, supported by a leadership team of seasoned information security professionals with experience at globally recognized organizations, ensuring a robust and comprehensive approach to cybersecurity oversight.
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to monitor potential cybersecurity risks and implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our CTO, who is a member of our executive management team and closely coordinates as needed with other senior management personnel, including the President, Product and Technology and the Chief Legal Officer, who collectively possess significant experience in evaluating, managing and mitigating security and other risks, including cybersecurity risks.
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
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 13, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
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
Holders of Record
As of March 13, 2026, we had 127 holders of record of our Class A common stock and 30 holders of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers, institutions, and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation and growth of our business and other corporate purposes, which may include share repurchases, and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026, and is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Use of Proceeds from Initial Public Offering of Common Stock and Concurrent Private Placement
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended January 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
November 1, 2025 to November 30, 2025	1,369,276	$15.74	1,369,276	$76,504
December 1, 2025 to December 31, 2025	5,109,875	$14.97	5,109,875	$—
January 1, 2026 to January 31, 2026	—	$—	—	$—
Total	6,479,151		6,479,151

(1) Average price paid per share excludes broker commissions and fees.
(2) In May 2025, our board of directors authorized the repurchase of up to $200.0 million in shares of our outstanding Class A common stock. For additional information, refer to Note 8, Stockholders' Equity, to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that Section, and shall not be deemed to be incorporated by reference into any filing of SentinelOne, Inc. under the Securities Act or Exchange Act generally.
We have presented below the cumulative total return to our holders of our Class A common stock between June 30, 2021 (the date our Class A common stock commenced trading on the NYSE) through January 31, 2026 in comparison to the Standard & Poor’s 500 Index and iShares Expanded-Tech Software Sector ETF (IGV). All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and iShares Expanded-Tech Software Sector ETF (IGV) assume reinvestment of dividends. Such returns are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

SentinelOne's Stock Price Performance*

$150
$100
$50
$0
1/31/22
1/31/23
1/31/24
1/31/25
1/31/26
SentinelOne Inc.
S&P 500
IGV Software Index

\$100 invested on 6/30/21 in SentinelOne Stock, or S&P500 Index, or IGV iShares Expanded-Tech Software Sector ETF. Data sourced from Factset.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2026, 2025, and 2024 are referred to herein as fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
Unless the context otherwise requires, all references in this report to “SentinelOne,” the “Company,” “we” “our” “us,” or similar terms refer to SentinelOne, Inc. and its subsidiaries.
A discussion regarding our financial condition and results of operations for fiscal 2026 compared to fiscal 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended January 31, 2025 filed with the SEC on March 26, 2025.

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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,667 customers with ARR of $100,000 or more as of January 31, 2026, up from 1,411 customers with ARR of $100,000 or more as of January 31, 2025. We define ARR as the annualized revenue run rate of our subscription, consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of January 31, 2026 and 2025, no single end customer accounted for more than 3% of our ARR. Our revenue outside of the U.S. represented 39% and 37% for fiscal 2026 and 2025, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $1,001.3 million, $821.5 million, and $621.2 million for fiscal 2026, 2025, and 2024, respectively, representing year-over-year growth of 22% and 32%, respectively. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for fiscal 2026, 2025, and 2024 was $450.7 million, $288.4 million, and $338.7 million, respectively.
Impact of Global Macroeconomic and Geopolitical Conditions
Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, interest rate volatility, slower growth, potential recession, significant political or regulatory developments including changes in trade policy, fluctuations in foreign exchange rates, actual or perceived instability in the global banking industry, potential uncertainty with respect to the federal debt ceiling and budget, government shutdowns, and other changes in economic conditions, and the impact of natural or man-made global events, including wars and other regional geopolitical armed conflict, such as the conflicts in the Middle East (including, but not limited to, the conflict in Iran) and Ukraine, and tensions between China and Taiwan, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. As a result of the current macroeconomic environment, we have recently experienced certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and of renewals by existing customers, especially larger enterprises.
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
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Revenue	$1,001,278	$821,461	$621,154
Non-GAAP operating income (loss)
In addition to our results determined in accordance with GAAP, we use non-GAAP operating income (loss) as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-

to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating income (loss) is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, stock-based compensation expense, payroll tax on employee stock transactions, and restructuring charges.
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

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Non-GAAP operating income (loss)	$34,622	$(25,421)	$(118,225)
A reconciliation of non-GAAP operating income (loss) to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
GAAP operating loss	$(321,309)	$(329,359)	$(378,416)
Stock-based compensation expense	297,587	267,531	216,870
Employer payroll tax on employee stock transactions	5,975	5,681	3,429
Amortization of acquired intangible assets	32,301	27,020	28,363
Acquisition-related compensation	7,225	3,706	3,043
Inventory write-offs due to restructuring	—	—	720
Other restructuring charges	12,843	—	7,766
Non-GAAP operating income (loss)	$34,622	$(25,421)	$(118,225)
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription, consumption, and usage-based customers, and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription, consumption, and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms. For more information on how we recognize revenue, see Note 3, Revenue and Contract Balances to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.

	As of January 31,
	2026	2025	2024

	(in thousands)
Annualized recurring revenue	$1,119,095	$920,056	$724,404

ARR grew 22% year-over-year to $1,119.1 million for fiscal 2026, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of January 31,
	2026	2025	2024

	(in thousands)
Customers with ARR of $100,000 or more	1,667	1,411	1,133
Customers with ARR of $100,000 or more grew 18% year-over-year to 1,667 for fiscal 2026, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of January 31, 2026, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Research and Development
Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include third-party cloud infrastructure and general services expenses, such as consulting fees, software, and subscription services, incurred in developing our platform and modules.
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
General and Administrative
General and administrative expenses consist primarily of salaries, benefits, bonuses, stock-based compensation, and other expenses for our executive, finance, legal, people team, IT, and facilities organizations. General and administrative expenses also include external legal, accounting, other consulting, and professional services fees, software and subscription services, and other corporate expenses.
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
Restructuring
Restructuring charges related to the restructuring plans executed in June 2023 (June 2023 Plan), March 2025 (March 2025 Plan), and July 2025 (July 2025 Plan) consist primarily of charges related to contract terminations, severance payments, employee benefits, stock-based compensation, and asset impairment charges related to facilities. The June 2023 Plan, March 2025 Plan, and July 2025 Plan were completed or substantially completed as of January 31, 2025, July 31, 2025, and January 31, 2026, respectively.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, the tax effects of the Agreement with the ITA, and deferred tax effects relating to the acquisitions of Prompt Security Inc. (Prompt) and Observo, Inc. (Observo). The Agreement resulted in $180.9 million of tax expense, inclusive of interest, during fiscal 2026, payable over time to the ITA. This expense was partially offset by a $7.1 million discrete tax benefit from the release of a valuation allowance attributable to the recognition of our Israel deferred tax assets, as well as a $5.0 million tax benefit related to the reversal of a deferred tax liability in connection with the sale of our acquired Prompt intangibles to the U.S., all related to the ITA matter. Additionally, a $5.4 million discrete tax benefit from the release of our U.S. valuation allowance associated with the Observo acquisition was recorded. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. deferred tax assets, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
We expect our provision for income taxes to increase in fiscal 2027 and beyond based upon increased foreign earnings, interest expense under the Agreement, and certain minimum taxes.
Additionally, as discussed in more detail in Part I, Item 1A, “Risk Factors” in this Annual Report and Note 10, Income Taxes, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, on January 8, 2026, we entered into the Agreement with the ITA covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property. This Agreement fully and finally resolves all related Israeli disputed income tax matters between us and the ITA for fiscal years 2021 through 2025. Pursuant to the Agreement, we are required to make installment payments through 2030, which are subject to 7.0% interest per annum and certain acceleration clauses. The Agreement also resolved the tax impact of aligning the intellectual property of Prompt into our structure.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Revenue	$1,001,278	$821,461	$621,154
Cost of revenue(1)	259,177	211,106	179,281
Gross profit	742,101	610,355	441,873
Operating expenses:
Research and development(1)	323,853	267,002	218,176
Sales and marketing(1)	525,151	487,225	397,160
General and administrative(1)	202,141	185,487	198,247
Restructuring(1)	12,265	—	6,706
Total operating expenses	1,063,410	939,714	820,289
Loss from operations	(321,309)	(329,359)	(378,416)
Interest income, net	42,698	49,929	44,664
Other income (expense), net	(1,100)	(2,177)	918
Loss before income taxes	(279,711)	(281,607)	(332,834)
Provision for income taxes	171,024	6,834	5,859
Net loss	$(450,735)	$(288,441)	$(338,693)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024

	(in thousands)
Cost of revenue	$21,584	$22,105	$17,187
Research and development	94,542	83,957	61,055
Sales and marketing	93,640	80,496	55,798
General and administrative	88,399	80,973	83,890
Restructuring	(578)	—	(1,060)
Total stock-based compensation expense	$297,587	$267,531	$216,870

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended January 31,
	2026	2025	2024

	(as a percentage of total revenue)
Revenue	100%	100%	100%
Cost of revenue	26	26	29
Gross profit	74	74	71
Operating expenses:
Research and development	32	33	35
Sales and marketing	52	59	64
General and administrative	20	23	32
Restructuring	1	—	1
Total operating expenses	106	114	132
Loss from operations	(32)	(40)	(61)
Interest income, net	4	6	7
Other income (expense), net	—	—	—
Loss before income taxes	(28)	(34)	(54)
Provision for income taxes	17	1	1
Net loss	(45)%	(35)%	(55)%

Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue	$1,001,278	$821,461	$179,817	22%
Revenue increased by $179.8 million, or 22%, from $821.5 million for fiscal 2025 to $1,001.3 million for fiscal 2026, primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Cost of revenue	$259,177	$211,106	$48,071	23%
Gross profit	$742,101	$610,355	$131,746	22%
Gross margin	74%	74%

Cost of revenue increased by $48.1 million from $211.1 million for fiscal 2025 to $259.2 million for fiscal 2026, primarily due to an increase of $23.5 million increase in cloud hosting usage charges to support our expanding business, a $11.7 million increase in customer support costs which were mostly personnel-related expenses, a $6.9 million increase in amortization of capitalized internal-use software due to the continued investment in our platform, and a $6.2 million increase in amortization of acquired intangible assets in connection with fiscal 2026 acquisitions. Gross margin was 74% for fiscal 2025 flat compared to fiscal 2026.
Research and Development

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development expenses	$323,853	$267,002	$56,851	21%
Research and development expenses increased from $267.0 million in fiscal 2025 to $323.9 million in fiscal 2026, primarily due to an increase in personnel-related expenses of $37.7 million, including an increase of $10.6 million related to stock-based compensation expense as a result of increased headcount, an increase of $7.8 million in cloud hosting expenses driven by expanded research and development activities, a $5.4 million increase in general services expenses, and a $5.1 million increase in allocated overhead costs.
Sales and Marketing

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Sales and marketing expenses	$525,151	$487,225	$37,926	8%
Sales and marketing expenses increased from $487.2 million in fiscal 2025 to $525.2 million in fiscal 2026, primarily due to an increase in personnel-related expenses of $42.3 million, including an increase of $13.1 million in stock-based compensation expense, primarily due to restricted shares awards granted in connection with acquisitions, as well as an increase in sales-related expenses of $2.0 million, primarily attributable to external commissions. The increase was partially offset by a decrease in $7.0 million in marketing-related expenses, largely due to lower branding and marketing costs.
General and Administrative

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
General and administrative expenses	$202,141	$185,487	$16,654	9%
General and administrative expenses increased from $185.5 million in fiscal 2025 to $202.1 million in fiscal 2026, primarily due to an increase in personnel-related expenses of $13.3 million, including an increase of $7.6 million in stock-based compensation expense as a result of increased headcount, and an increase of $5.0 million in consulting and professional services expense.
Restructuring

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Restructuring	$12,265	$—	$12,265	100%

Restructuring charges increased by $12.3 million due to activities undertaken pursuant to the March 2025 Plan and July 2025 Plan for fiscal 2026. This primarily included severance and employee benefit charges of $6.7 million, $3.9 million in contract termination charges, and asset impairment charges related to facilities of $2.2 million.
Interest Income, Net, and Other Income (Expense), Net

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest income, net	$42,698	$49,929	$(7,231)	(14)%
Other income (expense), net	$(1,100)	$(2,177)	$1,077	(49)%
Interest income decreased $7.2 million primarily driven by lower income earned from investments in marketable securities in fiscal 2026. The change in other income (expense), net is primarily due to net foreign currency exchange fluctuations.
Provision for Income Taxes

	Year Ended January 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Provision for income taxes	$171,024	$6,834	$164,190	2403%
The provision for income taxes increased by $164.2 million primarily due to the Agreement with the ITA. The Agreement resulted in $180.9 million of tax expense, inclusive of interest, partially offset by a $7.1 million tax benefit from the release of valuation allowance attributable to the recognition of our Israel deferred tax assets, and a $5.0 million tax benefit from the reversal of a deferred tax liability in connection with the sale of our acquired Prompt intangibles to the U.S. Additionally, there was a tax benefit of $5.4 million from the release of our U.S. valuation allowance related to the Observo acquisition.
We compute our annual tax provision based on actual income from operations for the full year, adjusted for discrete items arising during the periods.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $2.1 billion and $1.6 billion as of January 31, 2026 and 2025, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. On January 8, 2026, we entered into an Assessment Agreement with the ITA that fully and finally resolves disputed tax matters regarding intercompany transfer pricing and intellectual property valuations for fiscal years 2021 through 2025. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition,” we recorded a total tax expense of $180.9 million, inclusive of interest, in fiscal 2026 related to the Assessment Agreement with the ITA, which includes the sale of our acquired Prompt intangibles to the U.S. Pursuant to the Agreement, we are required to make installment payments in Israeli New Shekels through fiscal 2031, with unpaid amounts subject to a 7.0% annual interest rate, and an option to extend the final payment through 2033. These payments will adversely affect our cash flows over the next several years. Furthermore, in the event of a change in control, all unpaid amounts plus interest that would have accrued through 2033—$255.1 million (or 792.7 million Israeli New Shekels) as of January 31, 2026, less cumulative payments made—would accelerate and become immediately due.

As of January 31, 2026 and 2025, our principal source of liquidity was cash, cash equivalents, and investments of $769.6 million and $1.1 billion, respectively.
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which we may purchase up to $200.0 million of our outstanding shares of Class A common stock. During fiscal 2026, we repurchased 12.2 million shares of our Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $200.0 million, including transaction costs, at an average price of $16.39 per share. As of January 31, 2026, the 2025 Share Repurchase Program was fully utilized, with no further amounts available for future share repurchases. Refer to Note 8. Stockholders’ Equity to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
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
The following table shows a summary of our cash flows for the periods presented:

	Years Ended January 31,
	2026	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$76,616	$33,728	$(68,374)
Net cash provided by (used in) investing activities	$86,993	$(218,397)	$140,590
Net cash (used in) provided by financing activities	$(160,753)	$55,885	$47,464
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead expenses.
Historically, we have generated negative operating cash flow, but since fiscal 2025, we have achieved positive operating cash flow, primarily due to higher customer collections, partially offset by increased cash payments for cost of revenue and operating expenses.
Our operating cash flow is influenced by seasonal billing patterns, with a concentration of annual billings in our fiscal fourth quarter due to enterprise buying and renewal cycles. This makes our fiscal first quarter our strongest for collections and operating cash flow. Acquisitions can also impact cash flow due to transaction costs, financing expenses, and lower near-term operating cash flow contributions from acquired entities.

Cash provided by (used in) operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities during fiscal 2026 was $76.6 million, primarily consisting of adjustments for non-cash items of $430.4 million, and $96.9 million provided by net changes to our operating assets and liabilities, partially offset by our net loss of $450.7 million. The main drivers of the changes in operating assets and liabilities were a $188.7 million increase in accrued liabilities and other liabilities, which primarily related to ITA liability pursuant to the Agreement, a $59.6 million increase in deferred revenue resulting primarily from increased subscription contracts. These amounts were partially offset by a $88.7 million increase in deferred contract acquisition costs, a $52.1 million increase in accounts receivable due to timing of cash received from customers, a $6.6 million increase in prepaid expenses and other assets, and a $4.3 million decrease in operating lease liabilities.
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
Investing Activities
Cash provided by investing activities during fiscal 2026 was $87.0 million, primarily consisting of $610.2 million of proceeds from sales, maturities and return of capital of investments. These amounts were partially offset by $249.3 million of investment purchases, $249.0 million of net cash paid for the acquisitions, primarily related to the Prompt and Observo acquisitions, and $24.0 million of capitalized internal-use software costs.
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
Financing Activities
Cash used in financing activities during fiscal 2026 was $160.8 million, consisting of $200.0 million in repurchases of common stock, partially offset by $21.2 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP), and $18.0 million of proceeds from the exercise of employee stock options.
Cash provided by financing activities during fiscal 2025 was $55.9 million, consisting of $33.4 million of proceeds from the exercise of employee stock options and $22.5 million of proceeds from the issuance of common stock under our ESPP.
Contractual Obligations and Commitments
Our operating lease obligations as of January 31, 2026 were approximately $15.7 million, with $6.3 million expected to be paid within 12 months and the remainder thereafter. Our operating leases are related to leased office space with expirations through 2029. See Note 7, Leases, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
Our purchase obligations as of January 31, 2026 were approximately $732.0 million, with $182.9 million expected to be paid within 12 months and the remainder thereafter.
In January 2026, we entered into an Assessment Agreement with the ITA, which includes the sale of our acquired Prompt intangibles to the U.S., and requires installment payments through 2030. As of January 31, 2026, the total obligation under the Agreement was approximately $184.8 million, inclusive of interest and foreign currency effects, with approximately $40.9 million expected to be paid within 12 months and the remainder thereafter. The Agreement contains certain change in control provisions that, if triggered, would require an accelerated payment in excess of the currently accrued liability. See Note 10, Income Taxes, for further information.
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

Income Taxes
We evaluate uncertain tax positions in accordance with ASC 740. We recognize a tax benefit when it is more likely than not that our tax position will be sustained upon examination based on the technical merits. The amount recognized is based on the largest benefit that is cumulatively greater than 50% likely to be realized upon settlement. The evaluation of uncertain tax positions involves significant judgment, including interpretation of tax law, legal precedent, expected outcomes of negotiations with taxing authorities and changes in facts and circumstances. When new information becomes available, such as discussions in settlement negotiations, this could constitute a change in facts and circumstances that may require remeasurement of the associated liability. On January 8, 2026, we entered into an Assessment Agreement with the ITA that fully and finally resolves disputed tax matters regarding intercompany transfer pricing and intellectual property valuations for fiscal years 2021 through 2025. In connection with this final resolution, which includes the sale of our acquired Prompt intangibles to the U.S., we recorded a total tax expense of $180.9 million during fiscal 2026.
We will continue to reassess our uncertain tax positions at each reporting date, incorporating the most current information, including any settlement developments, audit activity, or legal interpretations. See Note 10, Income Taxes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
We utilize the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, as well as net operating loss and other attribute carryforwards. We establish a valuation allowance against deferred tax assets if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We consider both positive and negative evidence under ASC 740, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.
We released valuation allowance of $7.1 million against Israeli deferred tax assets, in connection with the Agreement with the ITA, during fiscal 2026. We continue to maintain a full valuation allowance against our U.S. deferred tax assets. We will continue to assess the need for a valuation allowance against our deferred tax assets at each reporting date. See Note 10, Income Taxes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data.
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
Interest Rate Risk
As of January 31, 2026, we had $769.6 million of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds, and U.S. agency securities. We also had $26.5 million of restricted cash as of January 31, 2026, primarily consisting of collateral for foreign currency forward contracts, indemnity escrow funds related to acquisitions, and collateralized letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $3.3 million change in the fair market value of our investment portfolio as of January 31, 2026.

Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. In addition, the liability to the ITA associated with the Agreement is denominated in Israel New Shekel. As a result, our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations.
We enter into foreign currency forward contracts to economically manage the foreign currency exchange rate risk associated with the aforementioned ITA liability denominated in the Israeli New Shekel. These forward contracts are not designated as hedging instruments for accounting purposes. The effectiveness of our risk management strategy and the availability of future contracts may be limited, and we may not be able to successfully offset our exposure, which could adversely affect our financial condition and operating results. As of January 31, 2026, we had undesignated forward contracts with notional amounts of $154.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Given the significance of the proper identification and evaluation of contract terms and conditions to the amount and pattern of revenue recognition, performing audit procedures to evaluate whether management properly identified the relevant contract terms and conditions that impact the amount and pattern of revenue recognition required a high degree of auditor judgment and increased extent of effort.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 19, 2026
We have served as the Company’s auditor since 2018.

SENTINELONE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$169,627	$186,574
Short-term investments	459,041	535,331
Accounts receivable, net	289,079	236,012
Deferred contract acquisition costs, current	70,981	64,782
Prepaid expenses and other current assets	61,857	47,023
Total current assets	1,050,585	1,069,722
Property and equipment, net	84,008	71,774
Long-term investments	140,898	419,367
Deferred contract acquisition costs, non-current	89,659	85,322
Intangible assets, net	129,548	107,155
Goodwill	912,671	629,636
Other assets	30,733	23,649
Total assets	$2,438,102	$2,406,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,299	$8,159
Accrued payroll and benefits	79,006	79,612
Deferred revenue, current	549,790	470,127
Accrued expenses and other current liabilities	117,260	55,655
Total current liabilities	756,355	613,553
Deferred revenue, non-current	83,277	102,017
Other liabilities	161,325	21,808
Total liabilities	1,000,957	737,378
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized as of January 31, 2026 and 2025, and no shares issued and outstanding as of January 31, 2026 and 2025	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of January 31, 2026 and 2025; 331,476,506 and 310,949,758 shares issued and outstanding as of January 31, 2026 and 2025, respectively	33	31
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of January 31, 2026 and 2025; 6,300,444 and 14,629,347 shares issued and outstanding as of January 31, 2026 and 2025, respectively	1	1
Additional paid-in capital	3,513,017	3,294,542
Accumulated other comprehensive income	2,314	2,158
Accumulated deficit	(2,078,220)	(1,627,485)
Total stockholders’ equity	1,437,145	1,669,247
Total liabilities and stockholders’ equity	$2,438,102	$2,406,625

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue	$1,001,278	$821,461	$621,154
Cost of revenue	259,177	211,106	179,281
Gross profit	742,101	610,355	441,873
Operating expenses:
Research and development	323,853	267,002	218,176
Sales and marketing	525,151	487,225	397,160
General and administrative	202,141	185,487	198,247
Restructuring (Note 9)	12,265	—	6,706
Total operating expenses	1,063,410	939,714	820,289
Loss from operations	(321,309)	(329,359)	(378,416)
Interest income, net	42,698	49,929	44,664
Other income (expense), net	(1,100)	(2,177)	918
Loss before income taxes	(279,711)	(281,607)	(332,834)
Provision for income taxes	171,024	6,834	5,859
Net loss	$(450,735)	$(288,441)	$(338,693)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.37)	$(0.92)	$(1.15)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	330,111,148	314,811,783	294,923,536

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year Ended January 31,
	2026	2025	2024
Net loss	$(450,735)	$(288,441)	$(338,693)
Other comprehensive income (loss):
Changes in unrealized gains on investments	156	3,708	4,817
Total comprehensive loss	$(450,579)	$(284,733)	$(333,876)
The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	286,763,857	$29	$2,663,394	$(6,367)	$(1,000,351)	$1,656,705
Issuance of common stock upon exercise of options	10,298,114	1	28,317	—	—	28,318
Vesting of restricted stock units	6,021,877	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,607,874	—	19,147	—	—	19,147
Vesting of early exercised options	—	—	186	—	—	186
Stock-based compensation	—	—	223,563	—	—	223,563
Other comprehensive income	—	—	—	4,817	—	4,817
Net loss	—	—	—	—	(338,693)	(338,693)
Balance as of January 31, 2024	304,691,722	$30	$2,934,607	$(1,550)	$(1,339,044)	$1,594,043
Issuance of common stock upon exercise of options	7,881,544	1	33,405	—	—	33,406
Vesting of restricted stock units and performance stock units	9,370,381	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,300,151	—	22,500	—	—	22,500
Issuance of common stock in connection with acquisition	2,354,607	1	23,738	—	—	23,739
Repurchase of common stock	(19,300)	—	—	—	—	—
Stock-based compensation	—	—	280,292	—	—	280,292
Other comprehensive income	—	—	—	3,708	—	3,708
Net loss	—	—	—	—	(288,441)	(288,441)
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247
Issuance of common stock upon exercise of options	4,085,234	—	18,049	—	—	18,049
Vesting of restricted stock units and performance stock units	11,956,991	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	1,542,617	—	21,210	—	—	21,210
Issuance of common stock and assumed options in connection with acquisitions	6,818,255	1	71,640	—	—	71,641
Repurchase of common stock	(12,205,252)	—	(200,012)	—	—	(200,012)
Stock-based compensation	—	—	307,588	—	—	307,588
Other comprehensive income	—	—	—	156	—	156
Net loss	—	—	—	—	(450,735)	(450,735)
Balance as of January 31, 2026	337,776,950	$34	$3,513,017	$2,314	$(2,078,220)	$1,437,145

The accompanying notes are an integral part of these consolidated financial statements.

SENTINELONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended January 31,
	2026	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(450,735)	$(288,441)	$(338,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,933	42,766	38,912
Amortization of deferred contract acquisition costs	78,119	66,640	48,682
Non-cash operating lease costs	4,194	4,079	4,020
Stock-based compensation expense	297,587	267,531	216,870
Accretion of discounts, and amortization of premiums on investments, net	(7,104)	(13,482)	(19,943)
Other	2,684	1,257	1,934
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(52,061)	(21,174)	(61,949)
Prepaid expenses and other assets	(6,631)	1,746	(1,207)
Deferred contract acquisition costs	(88,655)	(90,946)	(81,039)
Accounts payable	1,620	1,405	(4,499)
Accrued expenses and other liabilities	188,692	5,075	5,611
Accrued payroll and benefits	(1,310)	5,286	19,140
Operating lease liabilities	(4,327)	(4,954)	(4,410)
Deferred revenue	59,610	56,940	108,197
Net cash provided by (used in) operating activities	76,616	33,728	(68,374)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(713)	(1,860)	(1,304)
Purchases of intangible assets	(205)	(155)	(3,505)
Capitalization of internal-use software	(24,012)	(25,121)	(13,956)
Purchases of investments	(249,282)	(804,498)	(466,253)
Proceeds from sales, maturities and return of capital of investments	610,175	737,074	639,193
Cash paid for acquisitions, net of cash acquired	(248,970)	(123,837)	(13,585)
Net cash provided by (used in) investing activities	86,993	(218,397)	140,590
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchases of common stock	(200,012)	—	—
Repurchase of early exercised stock options	—	(21)	—
Proceeds from exercise of stock options	18,049	33,406	28,317
Proceeds from issuance of common stock under the employee stock purchase plan	21,210	22,500	19,147
Net cash (used in) provided by financing activities	(160,753)	55,885	47,464
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,856	(128,784)	119,680
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	193,302	322,086	202,406
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$196,158	$193,302	$322,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13	$30	$7
Income taxes paid, net of refunds	$5,647	$6,841	$5,111
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$10,001	$12,761	$6,693
Property and equipment purchased but not yet paid	$401	$63	$98
Vesting of early exercised stock options	$—	$—	$186
Issuance of common stock and assumed equity awards in connection with acquisitions	$71,641	$23,739	$—
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, 2025 and 2024 refer to the fiscal years ended January 31, 2026, January 31, 2025 and January 31, 2024, respectively.
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
Segment and Geographic Information
We have a single operating and reportable segment. Our chief operating decision maker (CODM) is our Chief Executive Officer. The CODM is regularly provided with financial information on a consolidated basis as reported in our consolidated statements of operations. Our CODM uses consolidated net loss to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as the determination of the rate at which we seek to grow global operating margin and the allocation of budget between various departments. For information regarding our revenue and long-lived assets by geography, see Note 3, Revenue and Contract Balances, and Note 12, Geographic Information, respectively.
Foreign Currency
Our reporting currency and the functional currency of our foreign subsidiaries is the U.S. dollar. Foreign currency transaction gains and losses, including those resulting from the remeasurement of monetary assets and liabilities denominated in a currency other than functional currency, notably the liability to the Israeli Tax Authority (ITA) related an Assessment Agreement (the Agreement), are recorded in other income (expense), net in the consolidated statements of operations.
To mitigate the volatility in earnings from these remeasurements, we enter into foreign currency forward contracts to economically hedge certain of these exposures. These derivative instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these contracts are recognized in other income (expense), net in the period of change to offset the transaction gains and losses of the underlying exposure.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal 2026 and 2025, we recorded $0.9 million and $1.2 million, respectively, in foreign currency transaction losses. The amount for fiscal 2026 includes $0.8 million in losses from forward contracts initiated during the year to hedge our exposure, which partially offset the fluctuation in remeasurement of underlying liabilities. In fiscal 2024, we recorded $0.1 million in foreign currency transaction gains.
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
Some of our end customers are entitled to receive service level commitment credits, in which we may be contractually obligated to provide partial refunds, and in rare instances, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined guarantees of performance levels or service response rates, and accordingly, estimated refunds related to service level commitment credits in the consolidated financial statements were not material during fiscal 2026, 2025 and 2024.
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
We distribute certain products and services through a network of resellers and channel partners. In certain arrangements, these resellers and partners are subject to contractual minimum purchase commitments over a specified term. Revenue from these arrangements is recognized when the products or services are sold to a customer.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, inventory-related costs, and allocated facilities and IT overhead costs.
Research and Development
Research and development costs are expensed as incurred, unless they qualify for recognition as capitalized internal-use software. Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include consulting fees, software and subscription services, third-party cloud infrastructure expenses incurred in developing our platform and modules, and allocated facilities and IT overhead costs.
Advertising Expenses
Advertising costs are expensed as incurred and included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $26.3 million, $23.8 million, and $18.5 million for fiscal 2026, 2025 and 2024, respectively.
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
We utilize the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, as well as net operating loss and other attribute carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may consist of amounts invested in money market funds, U.S. treasury securities and commercial paper. Restricted cash consists of collateral for foreign currency forward contracts, indemnity escrow funds related to acquisitions, and collateralized letters of credit established in connection with lease agreements for our office facilities. Restricted cash, current and non-current, are included within prepaid expenses and other current assets and other assets, respectively, on our consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the consolidated statements of cash flows (in thousands):

	As of January 31,
	2026	2025
Cash and cash equivalents	$169,627	$186,574
Restricted cash, current	22,618	3,244
Restricted cash, non-current	3,913	3,484
	$196,158	$193,302
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
We did not identify any credit losses on investments as of January 31, 2026 and 2025. Realized gains and losses on the sale of investments are determined on a specific identification method and are recorded in other income (expense), net in the consolidated statements of operations. Realized gains and losses on the sale of investments during fiscal 2026, 2025 and 2024 were not significant.
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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Channel partners that represented 10% or more of accounts receivable, net for the periods presented were as follows:

	As of January 31,
	2026	2025
Channel partner A	21%	10%
Channel partner B	14%	15%
Channel partner C	*	14%
* Less than 10%
There were no end customers that represented 10% or more of accounts receivable as of January 31, 2026 or 2025.

The channel partners that represented 10% or more of our total revenue for the periods presented were as follows:

	Year Ended January 31,
	2026	2025	2024
Channel partner A	18%	20%	19%
Channel partner B	12%	10%	*
* Less than 10%
There were no end customers that represented 10% or more of total revenue for fiscal 2026, 2025 and 2024.
Accounts Receivable
Accounts receivable are recorded at invoiced amounts and are non-interest bearing. We have a well-established collection history from our channel partners and end customers. We periodically evaluate the collectability of our accounts receivable and provide an allowance for doubtful accounts as necessary, based on the age of the receivable, expected payment ability, and collection experience. The allowance for doubtful accounts balance was $0.2 million and $0.3 million as of January 31, 2026 and 2025, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We periodically review these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2026, 2025 and 2024.
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
Impairment of Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset group. We recorded impairment losses related to excess facilities of $2.2 million and $2.4 million during fiscal 2026 and 2024, respectively. No impairment losses were recognized during fiscal 2025.
Goodwill is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. The impairment test consists of a qualitative assessment to determine if the quantitative assessment is required. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, net of related

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income tax effect, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. We did not recognize any impairment of goodwill during fiscal 2026, 2025 and 2024.
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
We did not have any material finance leases during fiscal 2026, 2025 and 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure in the notes to the financial statements of specified information about certain income statement line items. Additionally, in January 2025, the FASB further issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the provisions of this ASU.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted ASU 2023-09 during the year ended January 31, 2026. For further information, refer to Note 10, Income Taxes.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Year Ended January 31,
	2026		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
U.S.	$610,006	61%	$519,928	63%	$397,885	64%
International	391,272	39	301,533	37	223,269	36
Total	$1,001,278	100%	$821,461	100%	$621,154	100%

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No single country other than the U.S. represented 10% or more of our revenue during fiscal 2026, 2025 and 2024.
Substantially all of our sales are fulfilled through channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the consolidated balance sheets was $6.7 million and $5.5 million as of January 31, 2026 and 2025, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $633.1 million and $572.1 million as of January 31, 2026 and 2025, respectively. We recognized revenue of $478.1 million, $402.2 million and $305.7 million for fiscal 2026, 2025 and 2024, respectively, that was included in the corresponding contract liability balance at the beginning of the respective period.
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
As of January 31, 2026, our remaining performance obligations were $1.4 billion, of which we expect to recognize 86% as revenue over the next 24 months following January 31, 2026, with the remainder to be recognized thereafter.
Deferred contract acquisition costs were $160.6 million and $150.1 million as of January 31, 2026 and 2025, respectively. Amortization expense of contract costs was $78.1 million, $66.6 million, and $48.7 million for fiscal 2026, 2025 and 2024, respectively. We periodically review deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. We did not recognize any impairment of deferred contract acquisition costs during fiscal 2026, 2025 and 2024.
4.ACQUISITIONS
Fiscal 2026 Acquisitions
Observo
On September 22, 2025, we completed the acquisition of Observo, Inc. (Observo), a provider of AI-ready data pipeline technology, to complement our existing product offerings and expand our data business portfolio. We acquired 100% of the shares of Observo for total consideration of approximately $130.2 million in cash and 5,263,156 shares of our Class A common stock.
Prompt
On September 5, 2025, we completed the acquisition of Prompt Security, Inc. (Prompt), a provider of security solutions focused on the generative and agentic artificial intelligence (AI) security space, to enhance our overall product offerings. We acquired 100% of the shares of Prompt for a total consideration of approximately $133.6 million in cash, 1,555,099 shares of our Class A common stock, and 415,109 assumed options.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preliminary Purchase Price Allocation and Acquisition Accounting
The acquisitions completed during fiscal 2026 were accounted for as business combinations, and the purchase prices were allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition dates, inclusive of measurement period adjustments recorded during the period, as presented below (in thousands). The purchase price allocations are preliminary and subject to change as we complete the valuation of certain assets acquired and liabilities assumed.

	Observo	Prompt	Total
Consideration:
Cash	$130,197	$133,614	$263,811
Common stock	53,590	17,196	70,786
Assumed options	—	854	854
Holdback subject to indemnification claims	1,458	8,559	10,017
Fair value of total consideration transferred	$185,245	$160,223	$345,468
			—
Goodwill	$151,763	$131,271	$283,034
Intangible assets	33,500	21,600	55,100
Net assets (liabilities) assumed	(18)	7,352	7,334
Total identifiable net assets and liabilities	$185,245	$160,223	$345,468
Goodwill is primarily attributable to the assembled workforce and anticipated synergies arising from the integration.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary details of the identified intangible assets acquired (in thousands, except years):

	Fair Value	Useful Life	Amortization classification
	(in thousands)	(in years)
Observo
Developed technology	$30,000	5	Cost of revenue
Customer relationships	3,500	9	Sales and marketing
Total Observo intangible assets acquired	$33,500

Prompt
Developed technology	$20,000	2	Cost of revenue
Customer relationships	1,600	2	Sales and marketing
Total Prompt intangible assets acquired	$21,600

Total intangible assets acquired	$55,100
We incurred $1.9 million and $2.7 million of transaction expenses related to Observo and Prompt acquisitions, respectively, during fiscal 2026. These costs were recorded as general and administrative expenses in our consolidated statements of operations.
The pro forma impact of the Observo and Prompt acquisitions during fiscal 2026 was not material to our historical consolidated operating results and is therefore not presented, except for the recognition of stock-based compensation expense of $9.8 million and $3.3 million, respectively. For further details, refer to Note 8, Stockholders’ Equity.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the acquisition of PingSafe, we also granted restricted stock units (RSUs) under our 2021 Equity Incentive Plan. For further details refer to Note 8, Stockholders’ Equity.

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

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the KSG acquisition, we also granted performance stock units (PSUs) under our 2021 Equity Incentive Plan, which were later canceled and exchanged for RSUs in fiscal 2025. For further details, refer to Note 8, Stockholders’ Equity. As the shares are subject to post-acquisition employment, we are accounting for them as post-acquisition compensation expense.
Additional Acquisition-Related Information
The goodwill acquired from acquisitions in fiscal 2026 and 2025 is not tax deductible in local jurisdictions, whereas the goodwill from fiscal 2024 is expected to be deductible for tax purposes. The results of operations of the acquired businesses have been included in the consolidated financial statements from the date of each acquisition and would not have had a material impact on our consolidated results of operations if the acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisitions.
5.FAIR VALUE MEASUREMENTS
We measure fair value based on a three-level hierarchy, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs, as follows:
Level 1:Assets and liabilities whose values are based on observable inputs such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes information about our cash, cash equivalents, and investments by investment category for the periods presented (in thousands):

	As of January 31, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$124,873	$—	$—	$124,873
Money market funds	Level 1	44,754	—	—	44,754
Total cash and cash equivalents		$169,627	$—	$—	$169,627
Short-term investments:
U.S. Treasury securities	Level 1	$271,254	$786	$—	$272,040
Corporate notes and bonds	Level 2	177,892	610	—	178,502
U.S. agency securities	Level 2	8,500	—	(1)	8,499
Total short-term investments		$457,646	$1,396	$(1)	$459,041
Long-term investments:
U.S. Treasury securities	Level 1	$45,754	$227	$—	$45,981
Corporate notes and bonds	Level 2	58,473	238	—	58,711
Total long-term investments		$104,227	$465	$—	$104,692

Total assets measured at fair value		$731,500	$1,861	$(1)	$733,360

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of January 31, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$94,728	$—	$—	$94,728
Money market funds	Level 1	61,962	—	—	61,962
U.S. Treasury securities	Level 1	9,969	3	—	9,972
Commercial paper	Level 2	19,914	—	(2)	19,912
Total cash and cash equivalents		$186,573	$3	$(2)	$186,574
Short-term investments:
U.S. Treasury securities	Level 1	$208,918	$284	$(74)	$209,128
Commercial paper	Level 2	24,606	1	(2)	24,605
Corporate notes and bonds	Level 2	238,610	586	(6)	239,190
U.S. agency securities	Level 2	62,257	151	—	62,408
Total short-term investments		$534,391	$1,022	$(82)	$535,331
Long-term investments:
U.S. Treasury securities	Level 1	$208,104	$787	$(203)	$208,688
Corporate notes and bonds	Level 2	173,882	573	(331)	174,124
U.S. agency securities	Level 2	13,458	—	(63)	13,395
Total long-term investments		$395,444	$1,360	$(597)	$396,207

Total assets measured at fair value		$1,116,408	$2,385	$(681)	$1,118,112
There were no transfers between the levels of the fair value hierarchy during fiscal 2026, 2025 and 2024. As of January 31, 2026, all of our investments will mature within two years.
As of January 31, 2026, we determined that the declines in the market value of our investment portfolio were not driven by credit related factors. During fiscal 2026, 2025 and 2024, we did not recognize any losses on our investments due to credit related factors. As of January 31, 2026, there were no securities in continuous unrealized loss positions for more than twelve months.
The tables above do not include our strategic investments in non-marketable equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer and were $36.2 million and $23.2 million as of January 31, 2026 and 2025, respectively.
During fiscal 2026 and 2024, we incurred impairment charges on our non-marketable strategic investments of $1.0 million and $0.8 million. During fiscal 2025, we incurred no impairment charges on our non-marketable strategic investments. During fiscal 2026, 2025 and 2024, we recognized realized gains of $1.3 million, $0.3 million and $3.5 million respectively, on our non-marketable strategic investments. Impairment charges and realized gains on strategic investments were recognized in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
To mitigate our exposure to foreign currency fluctuations resulting from a recognized income tax liability denominated in the Israeli New Shekel (ILS), we enter into foreign currency forward contracts. As of January 31, 2026, the notional value of outstanding forward contracts was $154.4 million.
The following table summarizes the fair value of our derivative instruments on the consolidated balance sheets (in thousands):

	Classification	Fair Value Level	As of January 31,
			2026	2025
Derivative Liabilities:
Foreign currency forward contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$574	$—
Changes in the fair value of these derivative instruments are recognized in other income (expense), net on the consolidated statements of operations. These gains or losses are intended to economically offset the foreign currency transaction gains or losses generated by the remeasurement of the underlying ILS-denominated liability. For fiscal 2026, we recorded $0.8 million in losses specifically related to our foreign currency forward contracts. Cash flows from these contracts are classified within net cash provided by (used in) operating activities in the consolidated statements of cash flows.
6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2026	2025
Office furniture and fixtures	$1,490	$1,594
Computers, software, and equipment	3,997	3,476
Capitalized internal-use software	124,678	90,694
Leasehold improvements	11,669	12,968
Construction in progress	30	132
Total property and equipment	141,864	108,864
Less: Accumulated depreciation and amortization	(57,856)	(37,090)
Total property and equipment, net	$84,008	$71,774
We capitalized internal-use software costs of $34.0 million, $37.8 million and $20.7 million during fiscal 2026, 2025 and 2024, respectively.
Depreciation and amortization expense related to property and equipment was $22.0 million, $15.2 million and $10.0 million for fiscal 2026, 2025 and 2024, respectively, including amortization expense related to capitalized internal-use software of $19.2 million, $12.3 million and $7.1 million for fiscal 2026, 2025 and 2024, respectively.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets, net
Intangible assets, net as of January 31, 2026 and 2025 consisted of the following (in thousands):

	As of January 31,
	2026	2025
Developed technology	$137,700	$87,700
Customer relationships	90,100	85,000
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,376	5,177
Total finite-lived intangible assets	245,076	189,777
Less: accumulated amortization	(115,783)	(82,877)
Total finite-lived intangible assets, net	$129,293	$106,900
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$129,548	$107,155
Amortization expense of intangible assets was $32.9 million, $27.6 million, and $28.9 million for fiscal 2026, 2025, and 2024, respectively.
As of January 31, 2026, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
2027	$43,389
2028	29,221
2029	17,011
2030	15,073
2031	12,826
Thereafter	11,773
Total	$129,293

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued expenses and other current liabilities

	As of January 31,
	2026	2025
Income tax liabilities related to intellectual property alignment, current (1)	$40,878	$—
Accrued expenses	29,701	19,358
Acquisition-related holdback payments	10,017	4,195
Deferred vendor credits	8,640	12,211
Customer payments in advance	8,217	3,852
Operating lease liabilities, current	5,894	5,278
Other current liabilities	13,913	10,761
Total accrued expenses and other current liabilities	$117,260	$55,655
Other liabilities
Other liabilities consisted of the following (in thousands):

	As of January 31,
	2026	2025
Income tax liabilities related to intellectual property alignment, non-current (1)	$143,956	$—
Operating lease liabilities, non-current	9,107	13,787
Deferred tax liabilities	4,142	4,960
Other long-term liabilities	4,120	3,061
Total other liabilities	$161,325	$21,808
(1) Refer to Note 10, Income Taxes for the discussion of the Assessment Agreement with the ITA regarding the alignment of intellectual property and related transfer pricing matters.
7.LEASES
We have entered into real estate operating lease agreements with various expiration dates through fiscal 2030, some of which include options to extend the leases for up to three years, and some of which include options to terminate the leases. Our operating lease arrangements do not contain any restrictive covenants or residual value guarantees.
The following tables provide supplemental lease information, including supplemental balance sheet information as of January 31, 2026 and 2025, supplemental cash flow information for fiscal 2026, 2025, and 2024 as well as the weighted-average remaining lease term and weighted-average discount rate as of January 31, 2026 and 2025 (in thousands, except lease term and discount rate):

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of January 31,
	Classification	2026	2025
Supplemental Balance Sheet Information
Operating lease ROU assets – non-current	Other assets	$10,145	$15,486

Operating lease liabilities – current	Accrued expenses and other current liabilities	$5,894	$5,278
Operating lease liabilities – non-current	Other liabilities	9,107	13,787
Total operating lease liabilities		$15,001	$19,065

	Year Ended January 31,
	2026	2025	2024
Supplemental Cash Flow Information
Cash paid for amount included in the measurement of operating lease liabilities	$6,373	$5,858	$4,987
Operating lease ROU assets obtained in exchange for operating lease liabilities	$—	$1,091	$616

	As of January 31,
	2026	2025
Lease Term and Discount Rate
Weighted-average remaining lease term (years)	2.60	3.52
Weighted-average discount rate	4.2%	4.3%
The components of lease costs, net of sublease income, consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Operating lease costs	$4,753	$4,719	$4,855
Short-term lease costs	150	35	19
Variable lease costs	2,342	1,627	1,323
Sublease income	(1,722)	(979)	(941)
Total lease costs	$5,523	$5,402	$5,256
The maturities of our operating lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal Year Ending January 31,	Amount
2027	$6,321
2028	6,232
2029	2,966
2030	155
Total operating lease payments	15,674
Less: Imputed interest	(673)
Present value of operating lease liabilities	$15,001

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.STOCKHOLDERS’ EQUITY
Common Stock
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
Our common stock reserved for future issuance on an as-converted basis as of January 31, 2026 and 2025 were as follows:

	As of January 31,
	2026	2025
Stock options outstanding	9,443,196	13,164,743
RSUs and PSUs outstanding	34,438,058	28,016,619
ESPP reserved for future issuance	12,763,633	11,050,459
2021 Plan available for future grants	39,736,855	41,803,691
Total shares of common stock reserved	96,381,742	94,035,512

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the consolidated statements of operations consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue	$21,584	$22,105	$17,187
Research and development	94,542	83,957	61,055
Sales and marketing	93,640	80,496	55,798
General and administrative	88,399	80,973	83,890
Restructuring	(578)	—	(1,060)
Total	$297,587	$267,531	$216,870
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
Restricted Stock Units
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	27,357,828	$21.60
Granted	24,640,475	17.82
Released	(11,732,668)	21.75
Forfeited	(8,611,950)	20.18
Outstanding as of January 31, 2026	31,653,685	$18.99
As of January 31, 2026, we had unrecognized stock-based compensation expense related to unvested RSUs of $544.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
Executive Performance Stock Units
During fiscal 2026 and 2025, we granted PSUs to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During fiscal 2026, we have recorded $6.6 million of stock-based compensation expense related to these PSUs.
During fiscal 2024, we granted PSUs at target to certain executives subject to service-based and performance-based vesting conditions. The financial performance metrics were not achieved and were canceled during fiscal 2025. As such, we have not recorded any stock-based compensation expense and have no unrecognized stock-based compensation expense related to these PSUs.
Acquisition-related Performance Stock Units
In connection with the acquisition of Observo, we granted PSUs subject to service-based and performance-based vesting conditions. These PSUs will vest 100% upon the achievement of specified performance objectives, subject to the employees’ continued service to us from the grant date through the milestone events or target dates. During fiscal 2026, we have recorded $1.3 million of stock-based compensation expense related to these PSUs.
During fiscal 2026, in connection with the post-acquisition integration of Prompt and Observo, we granted PSUs to an executive subject to performance-based vesting conditions tied to the annual recurring revenue (ARR) of the acquired business. These PSUs may vest from 0% to 200% of the target number of shares based on the achievement of specific ARR milestones, subject to the executive's continued service through the performance period. During fiscal 2026, we have recorded $0.5 million of stock-based compensation expense related to these awards.
In November 2023, we granted PSUs subject to service-based and performance-based vesting conditions to retain the services of certain former KSG employees (such PSUs, the Original PSUs). During fiscal 2025, we canceled the Original PSUs. In exchange for the canceled Original PSUs, the employees were granted RSUs subject to only service-based vesting conditions. During fiscal 2026 and 2025, we recognized $1.9 million and $1.0 million, respectively, in expense for the RSUs. As of January 31, 2026, all compensation expense related to these awards has been recognized.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	233,680	$22.27
Granted	1,639,900	17.08
Released	(224,323)	22.26
Forfeited or canceled	(402,456)	17.26
Outstanding as of January 31, 2026	1,246,801	$17.06
As of January 31, 2026, we had unrecognized stock-based compensation expense related to unvested PSUs of $10.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Information
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2025	13,164,743	$6.31	5.02	$232,240
Assumed options from Prompt acquisition	415,109	1.13
Exercised	(4,085,234)	4.42
Forfeited	(51,422)	2.26
Outstanding as of January 31, 2026	9,443,196	$6.92	4.83	$67,255,182
Expected to vest as of January 31, 2026	9,443,196	$6.92	4.83	$67,255,182
Vested and exercisable as of January 31, 2026	7,580,479	$6.66	4.59	$56,053,935
There were no options granted during fiscal 2026, 2025 or 2024, except for options assumed in connection with the acquisitions.
The aggregate intrinsic value is the difference between the exercise price and the estimated fair value of the underlying common stock. The aggregate intrinsic value of options exercised during fiscal 2026, 2025 and 2024 was $59.6 million, $146.9 million and $170.1 million, respectively.
As of January 31, 2026, we had unrecognized stock-based compensation expense related to unvested options of $8.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.9 years.
Milestone Options
In March 2021, we granted 1,404,605 options to purchase shares of common stock subject to service-based, performance-based, and market-based vesting conditions to our Chief Executive Officer and former Chief Financial Officer under the 2013 Plan. These stock options will vest 100% upon the occurrence of (i) our IPO (the performance-based vesting condition), which was completed in June 2021, and (ii) the achievement of a certain market capitalization target (the market-based vesting condition), subject to the executive’s continued service to us from the grant date through the milestone event. During fiscal 2025, our former Chief Financial Officer's employment was terminated, resulting in the forfeiture of certain milestone options. As of January 31, 2026, the market capitalization target has not yet been achieved, and therefore, these milestone options remain unvested. For these options, we used a Monte Carlo simulation to determine the fair value at the grant date and the implied service period.
We recorded stock-based compensation expense related to these milestone options of $3.3 million, $2.6 million, and $3.6 million during fiscal 2026, 2025, and 2024, respectively. As of January 31, 2026, we had unrecognized stock-based compensation expense related to unvested milestone options of $1.9 million, that is expected to be recognized over the remaining implied service period of 0.6 years.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Common Stock
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding, but are not deemed outstanding for accounting purposes until the shares vest. A summary of our restricted common stock activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2025	1,497,212	$27.49
Granted	3,108,988	19.10
Vested	(1,122,065)	25.65
Outstanding as of January 31, 2026	3,484,135	$20.60
As of January 31, 2026, we had unrecognized stock-based compensation expense related to unvested restricted common stock of $65.7 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.26 years.
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
The following table summarizes the assumptions used in estimating the fair value of employee stock purchase rights using the Black-Scholes option pricing model for the periods presented:

	Year Ended January 31,
	2026	2025
Expected term (in years)	0.5	0.5
Expected volatility	46% - 48%	48% - 55%
Risk-free interest rate	3.6% - 4.3%	4.2% - 5.3%
Dividend yield	—%	—%
We recognized stock-based compensation expense related to ESPP of $7.7 million, $8.7 million, and $11.7 million during fiscal 2026, 2025, and 2024, respectively.
Modifications & Accelerations
During fiscal 2026, 2025 and 2024, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to us (Management Transitions). These Management Transitions have been accounted for as modifications or accelerations, under which the exercise period of certain vested awards has been extended, and a certain number of unvested awards will vest through the end of the agreements entered into in connection with the Management Transitions.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2026, 2025 and 2024, we recognized incremental and accelerated charges of $3.8 million, $9.7 million and $6.2 million, respectively, related to the Management Transitions.
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
During fiscal 2026, we repurchased 12.2 million of shares of our Class A common stock under the 2025 Share Repurchase Program for an aggregate purchase price of $200.0 million, including transaction costs, at an average price of $16.39 per share, respectively. The total price of the shares repurchased and related transaction costs are reflected as a reduction to common stock and additional paid-in capital on our consolidated balance sheets. As of January 31, 2026, the 2025 Share Repurchase Program was fully utilized, with no further amounts available for future share repurchases.
9.RESTRUCTURING
During fiscal 2026 and 2024, we initiated restructuring plans in June 2023, March 2025, and July 2025. These Plans resulted from reviews of strategic priorities, resource allocation, and cost reduction efforts intended to reduce operating costs, improve operating margins, and continue advancing our commitment to profitable growth.
Fiscal 2026
In July 2025, we initiated a subsequent restructuring plan (July 2025 Plan). During fiscal 2026, we incurred restructuring charges of $7.1 million, which included $3.9 million related to contract terminations and $3.7 million for severance payments and employee benefits, partially offset by $0.5 million in savings related to the reversal of stock-based compensation expense. These costs were substantially paid as of January 31, 2026, and the actions associated with the July 2025 Plan were substantially completed as of that date.
In March 2025, we executed a restructuring plan (March 2025 Plan) and incurred approximately $5.2 million in charges for fiscal 2026. These charges primarily consists of $3.0 million in charges related to severance payments and employee benefits and $2.2 million of asset impairment charges related to facilities. These costs were substantially paid as of January 31, 2026, and the actions associated with the March 2025 Plan were completed as of July 31, 2025.
Fiscal 2024
In June 2023, we initiated a restructuring plan (June 2023 Plan) and incurred approximately $7.4 million in total charges during fiscal 2024. These charges consisted of $5.4 million in charges related to severance payments and employee benefits, $2.4 million of impairment charges related to excess facilities, $0.7 million related to inventory write-offs, offset partially by $1.1 million in savings related to the reversal of certain stock-based compensation expense. Note that the charges related to inventory write-offs were recognized as cost of revenue and not restructuring operating expenses in our consolidated financial statements of operations. These costs were paid as of January 31, 2025, and the actions associated with the Plan were completed as of that date.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.INCOME TAXES
Our loss before provision for income taxes for fiscal 2026, 2025 and 2024 consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Domestic	$(301,626)	$(383,904)	$(406,151)
Foreign	21,915	102,297	73,317
Loss before provision for income taxes	$(279,711)	$(281,607)	$(332,834)
The components of provision for income taxes for fiscal 2026, 2025 and 2024 consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$—	$—	$—
State	225	178	150
Foreign	192,270	4,021	5,168
Total current	192,495	4,199	5,318
Deferred:
Federal	(4,666)	—	—
State	(703)	—	—
Foreign	(16,102)	2,635	541
Total deferred	(21,471)	2,635	541
Total provision for income taxes	$171,024	$6,834	$5,859

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of ASU 2023-09, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended January 31, 2026 was as follows (in thousands, except for percentages):

	Year Ended January 31,
	2026
	Amount	%
Benefit from income taxes at U.S. federal statutory rate	$(58,739)	21.0%
Domestic state and local income taxes, net of federal effect(1)	(478)	0.2%
Foreign
Israel
ITA tax settlement(2)	180,884	(64.7)%
Reversal of deferred tax liability from acquired intangibles	(4,968)	1.8%
Change in valuation allowance	(19,167)	6.9%
Reversals of net operating losses in connection with ITA Agreement	15,059	(5.4)%
Other	(587)	0.2%
Other foreign jurisdictions	344	(0.1)%
Cross-border tax laws
Foreign branches subject to U.S. tax	2,941	(1.1)%
Foreign tax deduction	(36,987)	13.2%
Tax credits
Research and development credits	(3,223)	1.2%
Change in valuation allowance	65,998	(23.6)%
Nontaxable and nondeductible items, net
Stock-based compensation	23,091	(8.3)%
Intercompany intellectual property sale	4,536	(1.6)%
Other	1,346	(0.5)%
Change in unrecognized tax benefits	806	(0.3)%
Other adjustments	168	(0.1)%
Total	$171,024	(61.1)%
(1) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Tax settlement with the ITA regarding the Assessment Agreement related to transfer pricing between the U.S. and Israel

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended January 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

	Year Ended January 31,
	2025	2024
Benefit from income taxes at U.S. federal statutory rate	$(59,137)	$(69,895)
State taxes, net of federal benefit	178	150
Foreign tax rate differential	30,950	23,179
Stock-based compensation	6,689	12,367
Non-deductible expenses	468	1,390
Research and development credits	(2,987)	(2,251)
Change in valuation allowance	30,584	40,525
Other	89	394
Total provision for (benefit from) income taxes	$6,834	$5,859
Significant components of our net deferred tax assets and liabilities as of January 31, 2026 and 2025 consisted of the following (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$246,593	$207,838
Research and development expenses	172,338	148,728
Deferred revenue	49,987	42,537
Accruals and reserves	10,340	11,042
Operating lease liabilities	4,427	5,349
Stock-based compensation	20,032	17,388
Property and equipment	58	—
Other	16,016	11,495
Gross deferred tax assets	519,791	444,377
Valuation allowance	(437,044)	(381,956)
Total deferred tax assets	82,747	62,421
Deferred tax liabilities:
Acquired intangibles, property and equipment	(30,941)	(24,373)
Deferred contract acquisition costs	(38,776)	(36,313)
Operating lease right-of-use assets	(3,238)	(4,602)
Other	—	(563)
Total deferred tax liabilities	(72,955)	(65,851)
Net deferred tax liabilities	$9,792	$(3,430)
Based upon available objective evidence, we believe it is more likely than not that the U.S. deferred tax assets will not be fully realizable. Accordingly, we have established a valuation allowance for the U.S. deferred tax assets. In connection with the Agreement, further discussed below, we also released our Israel valuation allowance. As of January 31, 2026 and 2025, we had a valuation allowance of $437.0 million and $382.0 million, respectively, against our deferred tax assets. During fiscal 2026 and 2025, total valuation allowance increased by $55.1 million and $41.0 million, respectively, primarily due to additional net operating losses and capitalized research and development.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2026, we had federal net operating loss carryforwards of $978.0 million, a portion of which will begin to expire in 2031, and state net operating loss carryforwards of $477.9 million, which will begin to expire in 2027. We had immaterial foreign net operating loss carryforwards.
In addition, we had federal research and development credit carryforwards of $13.1 million, which will begin to expire in 2037, and state research and development credit carryforwards of $5.4 million, which do not expire.
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
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of certain foreign subsidiaries of ours as of January 31, 2026 and 2025 due to our intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our tax years generally remain open and subject to examination by federal, state, or foreign tax authorities, with the exception of Israel which was settled through fiscal 2025 per our Agreement with the ITA. We are currently under examination by the Indian Tax Authorities for the 2022 through 2024 tax years. We are not currently under audit in any other tax jurisdictions.
The changes in the gross amount of unrecognized tax benefits consisted of the following (in thousands):

	As of January 31,
	2026	2025	2024
Balance at beginning of year	$4,000	$2,197	$1,013
Gross increases for tax positions of current year	1,405	1,540	1,027
Gross increases for tax positions of prior year	—	263	157
Balance at end of year	$5,405	$4,000	$2,197
Upon adoption of ASU 2023-09, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended January 31, 2026 was as follows (in thousands):

As of January 31,
2026
Federal	$—
State and Local	147
Foreign
India	2,053
Czech	1,571
Singapore	896
Australia	477
Netherlands	421
Other foreign jurisdictions	82
Total	$5,647
We recognize interests and penalties related to income tax matters as a component of income tax expense. During fiscal 2026, we recorded $0.9 million of interest expense related to the Agreement and no penalties were recorded.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Organization for Economic Co-Operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. Numerous countries have enacted or substantively enacted legislation to implement these rules. While we did not have an impact from Pillar Two on our tax provision or effective tax rate as of the year ended January 31, 2026, we continue to monitor evolving Pillar Two and other tax legislation in the jurisdictions in which we operate.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (OBBBA), which restores the immediate expensing of domestic research and experimental (R&E) expenditures and contains other provisions impacting U.S. tax law. The OBBBA does not have a material effect on our consolidated financial statements.
On January 8, 2026, we entered into an Assessment Agreement with the ITA covering various transfer pricing matters for intercompany transactions between us and our Israeli subsidiary, including the valuation and taxation of the intergroup utilization of our Israeli subsidiary’s intellectual property. The Agreement covers our fiscal years ended January 31, 2021 through January 31, 2025, and fully and finally resolves all related Israeli disputed income tax matters between us, our affiliates, and the ITA. This settlement with the ITA includes certain principles established in the bilateral Advanced Pricing Agreement (APA) process between us, the Internal Revenue Service and the ITA, through which we have been negotiating since fiscal year 2022, and provides a final tax determination on this matter for Israeli tax purposes.
We recorded $180.0 million related to this matter with the ITA during fiscal 2026. During the three months ended April 30, 2025, in the context of the APA negotiations, we discussed a framework for a final settlement and resolution of this matter with the ITA. As a result of such discussions, we reassessed our uncertain tax position in respect of the APA matter, and based on this reassessment, incurred a tax expense of $136.0 million in the three months ended April 30, 2025. In connection with the Agreement, which represents a full and final resolution of this matter and all issues relating to the valuation of our Israeli subsidiary’s intellectual property, we have recorded an additional $14.0 million tax expense in the three months ending January 31, 2026. In regard to our acquisition in September 2025 of Prompt and its wholly owned Israeli subsidiary, we recorded an additional $30.0 million tax expense for the fiscal year ending January 31, 2026, as the Agreement also provides for the tax impact of the alignment of Prompt’s intellectual property into our structure and fully resolves any and all issues relating to the valuation of Prompt’s intellectual property. Additionally, we accrued $0.9 million for interest related to the ITA liability arising from the Agreement during the three months ending January 31, 2026 which is reflected in income tax expense, consistent with our policy election discussed above.
The Agreement provides for installment payments through our fiscal year 2031, with unpaid balances accruing interest at 7.0% per annum. We have the option to extend the payment schedule for up to two additional years. The scheduled payments are fixed in Israel New Shekel and have been converted to the following U.S. dollar amounts based on the spot rate as of the period end.

Payment Timing	Amount (ILS, in millions)		Amount (USD, in millions)*
First Quarter ending April 30, 2026	ILS	95.3	$30.7
Fourth Quarter ending January 31, 2027	31.8		10.2
Fourth Quarter ending January 31, 2028	47.6		15.3
Fourth Quarter ending January 31, 2029	63.5		20.4
Fourth Quarter ending January 31, 2030	63.5		20.4
Fourth Quarter ending January 31, 2031 (Final Payment)**	428.8		138.0
Total	ILS	730.5	$235.0
* The U.S. dollar equivalent amounts indicated above are based upon the spot rate as of the period end.
** Final payment is inclusive of accrued interest and includes an option to extend until fiscal 2033. If the extension is exercised, the final payment in the fourth quarter of fiscal 2033 would be 491.1 million Israeli New Shekels ($158.1 million).

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the event of a change in control, 792.7 million Israel New Shekel, or $255.1 million, less cumulative payments made, which represents all unpaid amounts, plus interest that would have accrued through the end of the seventh year, would accelerate in accordance with the terms of the Agreement.
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(450,735)	$(288,441)	$(338,693)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	330,111,148	314,811,783	294,923,536
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.37)	$(0.92)	$(1.15)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of January 31,
	2026	2025	2024
RSUs and PSUs	34,438,058	28,016,619	27,406,457
Stock options	9,443,196	13,164,743	21,159,850
Restricted common stock	3,484,135	1,497,212	10,621
ESPP	606,693	520,701	107,924
Shares subject to repurchase	—	—	16,543
Total	47,972,082	43,199,275	48,701,395

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.GEOGRAPHIC INFORMATION
Long-lived assets, consisting of property and equipment, net, and operating lease right-of-use assets, by geography were as follows (in thousands):

	As of January 31,
	2026	2025
U.S.	$79,411	$65,980
Israel	10,681	15,823
Rest of world	4,061	5,457
Total	$94,153	$87,260
Revenue by geography is presented in Note 3, Revenue and Contract Balances.
13.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our former Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of our Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including its annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No. 4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 (Securities Litigation) and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. Defendants filed a motion to dismiss the amended complaint on September 16, 2024. On October 2, 2025, the District Court granted defendants’ motion, dismissing the action with prejudice and entered judgment in favor of defendants. On October 28, 2025, plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. We believe the case is without merit and defendants intend to defend the suit vigorously.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and had no material accruals related to such obligations in the consolidated financial statements as of January 31, 2026 and 2025.

SENTINELONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
Other Contingencies
On January 8, 2026, we entered into the Agreement with the ITA that fully and finally resolves all disputed income tax matters regarding transfer pricing and the intergroup utilization of intellectual property for fiscal years 2021 through 2025. For additional information regarding the terms of this Agreement and the related tax impact, see Note 10, Income Taxes.
14.EMPLOYEE BENEFIT PLAN
Our U.S. employees participate in a 401(k) defined contribution plan sponsored by us. Contributions to the plan are discretionary. We made $2.8 million, $2.7 million, and $2.6 million in matching contributions for fiscal 2026, 2025 and 2024, respectively.
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
These payments release us from any future severance payment obligation with respect to these employees; as such, any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset on our consolidated balance sheets. For fiscal 2026, 2025, and 2024, we recorded $3.6 million, $3.4 million, and $3.5 million, respectively, in severance expenses related to these employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SentinelOne, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SentinelOne, Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 19, 2026, expressed an unqualified opinion on those financial statements.
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
March 19, 2026

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement to be filed with the SEC, within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.

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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of SentinelOne, Inc.	8-K	001-40531	3.1	June 28, 2024
3.2	Amended and Restated Bylaws of SentinelOne, Inc.	8-K	001-40531	3.1	December 13, 2022
4.1	Form of Class A Common Stock certificate of SentinelOne, Inc.	S-1/A	333-256761	4.1	June 21, 2021
4.2	Description of Registrant’s securities.	10-K	001-40531	4.2	April 7, 2022
4.3	Amended and Restated Investors’ Rights Agreement among SentinelOne, Inc. and certain holders of capital stock, dated October 28, 2020.	S-1	333-256761	4.2	June 3, 2021
10.1	Form of Indemnification Agreement between SentinelOne, Inc. and each of its directors and executive officers.	S-1	333-256761	10.1	June 3, 2021
10.2†	SentinelOne, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1	333-256761	10.4	June 3, 2021
10.3†	SentinelOne, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-256761	10.5	June 21, 2021
10.4†	Confirmatory Employment Letter between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.7	June 21, 2021
10.6†	Confirmatory Employment Letter between SentinelOne, Inc. and Ric Smith, dated May 28, 2021.	10-K	001-40531	10.7	April 7, 2022
10.7†	Offer of Employment and Change in Control and Severance Agreement between SentinelOne, Inc. and Keenan Conder, effective June 24, 2021.	10-K	001-40531	10.8	April 7, 2022
10.8†	Change in Control and Severance Agreement by and between SentinelOne, Inc. and Tomer Weingarten, dated May 28, 2021.	S-1/A	333-256761	10.11	June 21, 2021
10.12†	SentinelOne Global Corporate Cash Bonus Plan as amended effective August 1, 2022.	10-Q	001-40531	10.3	June 1, 2023

10.13†	2021 Equity Incentive Plan Global Notice of Restricted Stock Unit Award, as amended.	10-Q	001-40531	10.1	December 5, 2023
10.14	Office Lease, by and between SIC-Mountain Bay Plaza, LLC and SentinelOne, Inc. and Silicon Valley Bank dated as of June 9, 2020, as amended.	S-1	333-256761	10.7	June 3, 2021
10.15†	2021 Equity Incentive Plan Global Notice of Performance Stock Unit Award	10-K	001-40531	10.15	March 27, 2024
10.16†	Offer Letter between Barbara Larson and SentinelOne, Inc. dated September 5, 2024	10-Q	001-40531	10.1	December 4, 2024
10.17†	Offer Letter between Barry Padgett and SentinelOne, Inc. dated March 26, 2025
10.18†	Offer Letter between Ana Pinczuk and SentinelOne, Inc. dated September 24, 2025
10.19†	Form of Change of Control and Severance Agreement for Non-CEO Executive Officers	10-Q	001-40531	10.3	December 4, 2024
19.1	Insider Trading Policy	10-K	001-40531	19.1	March 26, 2025
21.1	List of Subsidiaries of SentinelOne, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SentinelOne, Inc. Compensation Recovery Policy	10-K	001-40531	97.1	March 27, 2024
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 19th day of March, 2026.

SENTINELONE, INC.

By:	/s/ Tomer Weingarten
Tomer Weingarten
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tomer Weingarten and Barry Padgett, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tomer Weingarten	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	March 19, 2026
Tomer Weingarten

/s/ Barry Padgett	Interim Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Barry Padgett

/s/ Robin Tomasello	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Robin Tomasello

/s/ Mark J. Barrenechea	Director	March 19, 2026
Mark J. Barrenechea

/s/ Charlene T. Begley	Director	March 19, 2026
Charlene T. Begley

/s/ Aaron Hughes	Director	March 19, 2026
Aaron Hughes

/s/ Mark S. Peek	Director	March 19, 2026
Mark S. Peek

/s/ Ana Pinczuk	Director	March 19, 2026
Ana Pinczuk

/s/ Daniel Scheinman	Director	March 19, 2026
Daniel Scheinman

/s/ Teddie Wardi	Director	March 19, 2026
Teddie Wardi