Form 10-Q
period 2026-04-30
SentinelOne, Inc.
filed 2026-05-28
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 22, 2026, the registrant had 336,745,012 shares of Class A common stock and 6,058,711 shares of Class B common stock outstanding.

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
•the impact of natural or man-made global events on our business, including wars and other regional geopolitical conflicts around the world (including but not limited to the conflict in Iran);
•the impact of actions we are taking to improve operational efficiencies and operating costs, including the restructuring plans we approved in March 2025, July 2025 and May 2026;
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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of Prompt Security, Inc. (Prompt) and Observo, Inc. (Observo) in 2025 and our investment in Knight JV, LLC in 2026;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$153,228	$169,627
Short-term investments	503,559	459,041
Accounts receivable, net	180,688	289,079
Deferred contract acquisition costs, current	70,547	70,981
Prepaid expenses and other current assets	57,832	61,857
Total current assets	965,854	1,050,585
Property and equipment, net	87,597	84,008
Long-term investments	155,702	140,898
Deferred contract acquisition costs, non-current	85,347	89,659
Intangible assets, net	119,038	129,548
Goodwill	912,671	912,671
Other assets	30,086	30,733
Total assets	$2,356,295	$2,438,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,624	$10,299
Accrued payroll and benefits	74,752	79,006
Deferred revenue, current	509,963	549,790
Accrued expenses and other current liabilities	79,941	117,260
Total current liabilities	672,280	756,355
Deferred revenue, non-current	76,228	83,277
Other liabilities	169,666	161,325
Total liabilities	918,174	1,000,957
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of April 30, 2026 and January 31, 2026; no shares issued and outstanding as of April 30, 2026 and January 31, 2026.	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 335,180,959 and 331,476,506 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	34	33
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 6,300,444 and 6,300,444 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	1	1
Additional paid-in capital	3,591,419	3,513,017
Accumulated other comprehensive income	1,051	2,314
Accumulated deficit	(2,154,384)	(2,078,220)
Total stockholders’ equity	1,438,121	1,437,145
Total liabilities and stockholders’ equity	$2,356,295	$2,438,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended April 30,
	2026	2025
Revenue	$276,657	$229,029
Cost of revenue	77,965	56,532
Gross profit	198,692	172,497
Operating expenses:
Research and development	95,770	72,253
Sales and marketing	132,111	133,881
General and administrative	50,497	48,679
Restructuring	32	5,167
Total operating expenses	278,410	259,980
Loss from operations	(79,718)	(87,483)
Interest income, net	6,827	12,290
Other income, net	2,490	492
Loss before income taxes	(70,401)	(74,701)
Provision for income taxes	5,763	133,492
Net loss	$(76,164)	$(208,193)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.23)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	337,000,297	327,976,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended April 30,
	2026	2025
Net loss	$(76,164)	$(208,193)
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments	(1,263)	1,895
Total comprehensive loss	$(77,427)	$(206,298)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended April 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	337,776,950	$34	$3,513,017	$2,314	$(2,078,220)	$1,437,145
Issuance of common stock upon exercise of stock options	216,140	—	882	—	—	882
Vesting of restricted stock units and performance stock units	3,490,265	1	—	—	—	1
Cancellation of common stock in connection with acquisition	(1,952)	—	(37)	—	—	(37)
Stock-based compensation	—	—	77,557	—	—	77,557
Other comprehensive loss	—	—	—	(1,263)	—	(1,263)
Net loss	—	—	—	—	(76,164)	(76,164)
Balance as of April 30, 2026	341,481,403	$35	$3,591,419	$1,051	$(2,154,384)	$1,438,121

	Three Months Ended April 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247
Issuance of common stock upon exercise of stock options	2,520,990	—	12,277	—	—	12,277
Vesting of restricted stock units and performance stock units	2,972,074	1	—	—	—	1
Stock-based compensation	—	—	71,315	—	—	71,315
Other comprehensive income	—	—	—	1,895	—	1,895
Net loss	—	—	—	—	(208,193)	(208,193)
Balance as of April 30, 2025	331,072,169	$33	$3,378,134	$4,053	$(1,835,678)	$1,546,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended April 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(76,164)	$(208,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,839	10,848
Amortization of deferred contract acquisition costs	20,347	18,610
Non-cash operating lease costs	1,058	1,096
Stock-based compensation expense	74,889	68,655
Change in fair value of derivative instruments and related foreign currency loss on tax liabilities, net	5,804	—
Net (gain) loss on strategic investments	(5,108)	3
Accretion of discounts, and amortization of premiums on investments, net	(753)	(2,780)
Asset impairment charges	236	2,171
Other	169	546
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	108,222	80,580
Prepaid expenses and other assets	(2,583)	(4,215)
Deferred contract acquisition costs	(15,602)	(14,738)
Accounts payable	(2,336)	13,402
Accrued expenses and other liabilities	(34,126)	130,676
Accrued payroll and benefits	(4,253)	(16,408)
Operating lease liabilities	(1,270)	(1,191)
Deferred revenue	(46,876)	(26,788)
Net cash provided by operating activities	38,493	52,274
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(424)	(146)
Purchases of intangible assets	(56)	(21)
Capitalization of internal-use software	(7,354)	(6,684)
Purchases of investments	(211,966)	(167,258)
Proceeds from sales, maturities and return of capital of investments	156,867	108,517
Cash paid for acquisitions, net of cash acquired	(952)	—
Net cash used in investing activities	(63,885)	(65,592)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	882	12,277
Net cash provided by financing activities	882	12,277
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24,510)	(1,041)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	196,158	193,302
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$171,648	$192,261
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,770	$286
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$2,668	$2,660
Property and equipment purchased but not yet paid	$38	$137
Cancellation of common stock in connection with acquisition	$37	$—
Patents capitalized but not yet paid	$27	$21
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 19, 2026 (Annual Report).
In management’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods, but are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of SentinelOne and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the three months ended April 30, 2026, as compared to the use of estimates disclosed in our Annual Report.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the provisions of this ASU.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Subtopic 326-20): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for entities when estimating expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. We adopted this ASU effective February 1, 2026. The adoption did not have a material impact on our condensed consolidated financial statements.
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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of April 30,	As of January 31,
	2026	2026
Cash and cash equivalents	$153,228	$169,627
Restricted cash, current	14,345	22,618
Restricted cash, non-current	4,075	3,913
	$171,648	$196,158

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended April 30, 2026		Three Months Ended April 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
United States	$168,104	61%	$142,442	62%
International	108,553	39	86,587	38
Total	$276,657	100%	$229,029	100%
No single country other than the United States represented 10% or more of our revenue during the three months ended April 30, 2026 and 2025.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $15.6 million and $6.7 million as of April 30, 2026 and January 31, 2026, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $586.2 million and $633.1 million as of April 30, 2026 and January 31, 2026, respectively. We recognized revenue of $208.7 million and $175.9 million during the three months ended April 30, 2026 and 2025, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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
As of April 30, 2026, our remaining performance obligations were $1.5 billion, of which we expect to recognize 81% as revenue over the next 24 months following April 30, 2026, with the remainder to be recognized thereafter.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ACQUISITIONS
Fiscal 2026 Acquisitions
Observo
On September 22, 2025, we completed the acquisition of Observo, Inc. (Observo), a provider of AI-ready data pipeline technology, to complement our existing product offerings and expand our data and security information and event management (SIEM) business portfolio. We acquired 100% of the shares of Observo for total consideration of approximately $130.2 million in cash and 5,263,156 shares of our Class A common stock.
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
During the three months ended April 30, 2026, we released $1.0 million of indemnification holdback relating to the Observo acquisition. In addition, in connection with a post-closing adjustment for the Prompt acquisition, we cancelled 1,952 shares of our Class A common stock previously issued and adjusted the indemnification holdback by $0.2 million.
Goodwill is primarily attributable to the assembled workforce and anticipated synergies arising from the integration. The goodwill acquired from acquisitions in fiscal 2026 is not tax deductible in local jurisdictions.

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
We incurred $1.9 million and $2.7 million of transaction expenses related to Observo and Prompt acquisitions, respectively. These costs were recorded as general and administrative expenses in our consolidated statements of operations.
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2026	2026
Developed technology	$137,700	$137,700
Customer relationships	90,100	90,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,449	5,376
Total finite-lived intangible assets	245,149	245,076
Less: accumulated amortization	(126,366)	(115,783)
Total finite-lived intangible assets, net	$118,783	$129,293
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$119,038	$129,548
Amortization expense of intangible assets was $10.5 million and $6.3 million for the three months ended April 30, 2026 and 2025, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of April 30, 2026, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2027	$32,816
2028	29,230
2029	17,020
2030	15,082
2031	12,835
Thereafter	11,800
Total	$118,783
6.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by investment category as of April 30, 2026 and January 31, 2026 (in thousands):

	As of April 30, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$93,301	$—	$—	$93,301
Money market funds	Level 1	59,927	—	—	59,927
Total cash and cash equivalents		$153,228	$—	$—	$153,228
Short-term investments:
U.S. treasury securities	Level 1	$286,587	$420	$(6)	$287,001
Commercial paper	Level 2	29,077	—	(22)	29,055
Corporate notes and bonds	Level 2	178,798	260	(52)	179,006
U.S. agency securities	Level 2	8,500	—	(3)	8,497
Total short-term investments		$502,962	$680	$(83)	$503,559
Long-term investments:
Strategic investments - marketable equity securities (1)	Level 1				$3,347

Total assets measured at fair value					$660,134
(1) Unrealized losses of $1.0 million on marketable equity securities held as of April 30, 2026 were recognized in other income, net during the three months ended April 30, 2026.

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
We invest in highly rated securities with a weighted average maturity of 18 months or less. As of April 30, 2026, all of our investments will mature within two years.
As of April 30, 2026, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three months ended April 30, 2026 and 2025, we did not recognize any losses on our investments due to credit-related factors. As of April 30, 2026, there were no securities in continuous unrealized loss positions for more than twelve months.
Strategic Investments
The tables above do not include our strategic investments in non-marketable equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. These were $152.4 million and $36.2 million as of April 30, 2026 and January 31, 2026, respectively, and are presented as long-term investments in the condensed consolidated balance sheets. The increase in our strategic investment portfolio as of April 30, 2026 was primarily due to the $100.0 million investment in Knight JV, LLC during the three months ended April 30, 2026.
During the three months ended April 30, 2026, one of our strategic investees completed an initial public offering. As a result, the investment was reclassified from a non-marketable equity security to a marketable equity security measured at fair value, with the shares held as of April 30, 2026 included in the fair value measurements table above as a Level 1 marketable equity security.
For the three months ended April 30, 2026, we recognized gains of $6.8 million on our non-marketable strategic investments, compared to no gain during the three months ended April 30, 2025. No impairment charges were recorded on these investments in each of the periods. Impairment charges and gains on strategic investments are recognized in other income, net.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Derivative Financial Instruments
To mitigate our exposure to foreign currency fluctuations resulting from a recognized income tax liability denominated in the Israeli New Shekel (ILS), we began entering into foreign currency forward contracts during the fourth quarter of fiscal 2026. As of April 30, 2026, the notional value of outstanding forward contracts was $164.1 million.
The following table summarizes the fair value of our derivative instruments on the condensed consolidated balance sheets (in thousands):

			As of April 30,	As of January 31,
	Classification	Fair Value Level	2026	2026
Foreign currency forward contracts not designated as hedging instruments:
Derivative asset	Prepaid expenses and other current assets	Level 2	$962	$—
Derivative liability	Accrued expenses and other current liabilities	Level 2	—	574
Changes in the fair value of these derivative instruments are recognized in other income, net on the condensed consolidated statements of operations. These gains or losses are intended to economically offset the foreign currency transaction gains or losses generated by the remeasurement of the underlying ILS-denominated liability. During the three months ended April 30, 2026, we recorded $6.4 million in gains specifically related to our foreign currency forward contracts, of which $4.9 million was realized through cash settlements during the period. These gains were offset by $7.3 million unrealized foreign currency losses on the underlying ILS-denominated tax liability. Cash flows from these contracts are classified within net cash provided by operating activities in the condensed consolidated statements of cash flows.
7.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue	$5,895	$4,665
Research and development	28,948	20,941
Sales and marketing	20,285	22,915
General and administrative	19,761	20,170
Restructuring	—	(36)
Total	$74,889	$68,655
Stock-based compensation expense for the three months ended April 30, 2026 includes $1.7 million and $5.7 million related to equity awards associated with the Prompt and Observo acquisitions, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units (RSU)
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	31,653,685	$18.99
Granted	22,154,882	13.35
Released	(3,012,489)	20.32
Forfeited	(1,285,814)	19.23
Outstanding as of April 30, 2026	49,510,264	$16.38
As of April 30, 2026, we had unrecognized stock-based compensation expense related to unvested RSUs of $754.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.2 years.
Performance Stock Units (PSU)
Executive Performance Stock Units
During fiscal 2026, we granted PSUs to certain executives subject to predetermined service-based and performance-based vesting conditions. These PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and will vest contingently over a period of one to four years, subject to continuous service with us. During the three months ended April 30, 2026 and 2025, we recorded $2.3 million and $1.2 million, respectively, of stock-based compensation expense related to these PSUs.
Acquisition-related Performance Stock Units
In connection with the acquisition of Observo, we granted PSUs subject to service-based and performance-based vesting conditions. These PSUs will vest 100% upon the achievement of specified performance objectives, subject to the employees’ continued service to us from the grant date through the milestone events or target dates. During the three months ended April 30, 2026, we recorded a $0.3 million reversal of stock-based compensation expense related to these PSUs, reflecting a change in the estimated probability of achieving the performance conditions.
During fiscal 2026, in connection with the post-acquisition integration of Prompt and Observo, we granted PSUs to an executive subject to performance-based vesting conditions tied to the annual recurring revenue (ARR) of the acquired business. These PSUs may vest from 0% to 200% of the target number of shares based on the achievement of specific ARR milestones, subject to the executive's continued service through the performance period. During the three months ended April 30, 2026, we recorded $0.4 million of stock-based compensation expense related to these awards.
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	1,246,801	$17.06
Granted	—	—
Released	(477,776)	17.39
Forfeited	(81,521)	17.26
Outstanding as of April 30, 2026	687,504	$16.81
As of April 30, 2026, we had unrecognized stock-based compensation expense related to unvested PSUs of $4.4 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2026	9,443,196	$6.92
Exercised	(216,140)	4.08
Forfeited	(11,447)	2.03
Outstanding as of April 30, 2026	9,215,609	$6.99
Vested and expected to vest as of April 30, 2026	9,215,609	$6.99
Vested and exercisable as of April 30, 2026	7,596,812	$6.77
As of April 30, 2026, we had unrecognized stock-based compensation expense related to unvested options of $5.1 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.7 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $1.4 million and $1.6 million, respectively, during the three months ended April 30, 2026 and April 30, 2025.
Restricted Common Stock
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding but are not deemed outstanding for accounting purposes until the shares vest. A summary of our restricted common stock activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	3,484,135	$20.60
Granted	—	—
Vested	(372,906)	21.97
Unvested balance as of April 30, 2026	3,111,229	$20.43
As of April 30, 2026, we had unrecognized stock-based compensation expense related to unvested restricted common stock of $57.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.
Modifications
During the three months ended April 30, 2026, the compensation committee of our board of directors certified the fiscal 2026 executive PSU payout adjusted to exclude the impact of foreign exchange fluctuations and merger and acquisition activity from the performance metrics of our executive PSU awards. This adjustment has been accounted for as a modification.
During the three months ended April 30, 2025, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the unvested awards were accelerated, the exercise period of certain vested awards was extended, or a certain number of unvested awards will continue to vest through the end of the agreements entered into in connection with the Management Transitions.
During the three months ended April 30, 2026 and April 30, 2025, we recognized an incremental charge of $0.4 million and $3.4 million, respectively, regarding the modifications.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Share Repurchase Program
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which $200.0 million was authorized. The repurchase authorization was fully utilized as of January 31, 2026, and accordingly, no shares were repurchased during the three months ended April 30, 2026.
8.RESTRUCTURING
During the three months ended April 30, 2025, we executed a restructuring plan (March 2025 Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. We incurred approximately $5.2 million in charges in connection with the March 2025 Plan in the three months ended April 30, 2025, which primarily consists of $3.0 million in charges related to severance payments and employee benefits and $2.2 million of asset impairment charges related to facilities. The actions associated with the March 2025 Plan were completed as of July 31, 2025.
9.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
During the three months ended April 30, 2026, we incurred a discrete tax expense of $2.6 million related to the interest expense recognized on the tax liability arising from an assessment agreement (the Agreement) with the Israeli Tax Authority (ITA). During the three months ended April 30, 2025, we recorded a discrete tax expense of $136.0 million for an unrecognized tax benefit accrual, partially offset by $4.7 million of corresponding release of valuation allowance on Israel deferred tax assets, in connection with the ITA matter. Without respect to the discrete items, we had an effective tax rate of (4.5)% and (3.0)% for the three months ended April 30, 2026 and 2025, respectively.
The effective tax rate is primarily attributable to minimum taxes and profits in our foreign jurisdictions.
On January 8, 2026, we entered into the Agreement with the ITA that resolved certain transfer pricing matters related to intercompany transactions with our Israeli subsidiary, including the valuation of intellectual property. The Agreement represents a full and final resolution of these matters for the fiscal years ended January 31, 2021 through January 31, 2025.
The total tax expense associated with the Agreement of $180.0 million, exclusive of interest, was recorded during fiscal 2026. The Agreement provides for installment payments through our fiscal year 2031, with unpaid balances accruing interest at a rate of 7.0% per annum. We have the option to extend the payment schedule for up to two additional years. In the event of a change in control, 792.7 million Israeli New Shekels, or $267.1 million, less cumulative payments made, which represents all unpaid amounts, plus interest that would have accrued through the end of the seventh year, would accelerate in accordance with the terms of the Agreement.
During the three months ended April 30, 2026, we made an installment payment of $30.7 million under the Agreement and recorded interest expense of $2.6 million related to this liability, which is included in income tax expense.
As of April 30, 2026, the remaining liability associated with the Agreement was $164.1 million, of which $10.7 million and $153.4 million were recorded in accrued expenses and other current liabilities, and other liabilities, respectively, on our condensed consolidated balance sheets.
10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(76,164)	$(208,193)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	337,000,297	327,976,349
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.23)	$(0.63)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of April 30,
	2026	2025
RSUs and PSUs	51,735,340	38,821,968
Stock options	9,215,609	8,208,612
Restricted common stock	3,111,229	998,141
ESPP	704,684	643,136
Total	64,766,862	48,671,857
11.COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, we may be a party to various legal proceedings and subject to claims in the ordinary course of business.
Securities Litigation
On June 6, 2023, a securities class action was filed against us, our Chief Executive Officer and our former Chief Financial Officer, in the Northern District of California, captioned Johansson v. SentinelOne, Inc., Case No. 4:23-cv-02786. The suit is brought on behalf of an alleged class of stockholders who purchased or acquired shares of the Company’s Class A common stock between June 1, 2022 and June 1, 2023. The complaint alleged that defendants made false or misleading statements about our business, operations and prospects, including our annual recurring revenues and internal controls, and purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). A substantially similar suit was filed on June 16, 2023 in the same court against the same defendants asserting the same claims, captioned Nyren v. SentinelOne, Inc., Case No.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4:23-cv-02982. On October 4, 2023, the court issued an order consolidating both cases under the caption In re SentinelOne, Inc. Securities Litigation Case No. 4:23-cv-02786 (Securities Litigation) and appointing a lead plaintiff. Defendants filed a motion to dismiss the consolidated complaint. On July 2, 2024, the District Court granted defendants’ motion, dismissing the consolidated complaint with leave for plaintiff to amend the complaint. Plaintiff filed an amended complaint on August 1, 2024. Defendants filed a motion to dismiss the amended complaint on September 16, 2024. On October 2, 2025, the District Court granted defendants’ motion, dismissing the action with prejudice and entered judgment in favor of defendants. On October 28, 2025, plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. That appeal remains pending. We believe the case is without merit and defendants intend to defend the suit vigorously.
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and had no material accruals related to such obligations in the condensed consolidated financial statements as of April 30, 2026 and January 31, 2026.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
12.SUBSEQUENT EVENTS
In May 2026, we announced a restructuring plan (May 2026 Plan) to further streamline the Company’s organizational structure, improve efficiencies, and concentrate investments across high-yielding growth areas including AI, Data, Cloud and Endpoint, while continuing to advance the Company’s ongoing commitment to profitable growth. The May 2026 Plan includes a reduction of 8% of our workforce. In connection with the May 2026 Plan, we expect to incur a one-time restructuring charge of approximately $25.0 million during the second quarter of fiscal 2027, consisting primarily of employee severance and related benefit costs, as well as stock-based compensation expense. We expect to complete the initiative by the end of fiscal 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission (SEC), on March 19, 2026 (Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2027 and January 31, 2026 are referred to herein as fiscal 2027 and fiscal 2026, respectively.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,702 customers with annualized recurring revenue (ARR) of $100,000 or more as of April 30, 2026, up from 1,459 as of April 30, 2025. We define ARR as the annualized revenue run rate of our subscription, consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of April 30, 2026, no single end customer accounted for more than 5% of our ARR. Our revenue outside of the U.S. represented 39% and 38% for the three months ended April 30, 2026 and 2025, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $276.7 million and $229.0 million for the three months ended April 30, 2026 and 2025, respectively, representing year-over-year growth of 21%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended April 30, 2026 and 2025 was $76.2 million and $208.2 million, respectively.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue	$276,657	$229,029
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

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Non-GAAP operating income (loss)	$10,545	$(3,927)
A reconciliation of non-GAAP operating income (loss) to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
GAAP operating loss	$(79,718)	$(87,483)
Stock-based compensation expense	74,889	68,655
Employer payroll tax on employee stock transactions	1,591	2,748
Amortization of acquired intangible assets	10,428	6,239
Acquisition-related compensation	3,323	711
Restructuring charges	32	5,203
Non-GAAP operating income (loss)	$10,545	$(3,927)
Annualized Recurring Revenue
We believe that ARR is a key operating metric to measure our business because it is driven by our ability to acquire new subscription, consumption, and usage-based customers, and to maintain and expand our relationship with existing customers. ARR represents the annualized revenue run rate of our subscription, consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. ARR is an operational metric and is not a non-GAAP metric. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, usage, renewal rates, and other contractual terms. For more information on how we recognize revenue, see Note 3, Revenue and Contract Balances to our unaudited condensed consolidated financial statements.

	As of April 30,
	2026	2025

	(in thousands)
Annualized recurring revenue	$1,162,604	$948,110
ARR grew 23% year-over-year to $1,162.6 million as of April 30, 2026, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.

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

	As of April 30,
	2026	2025

Customers with ARR of $100,000 or more	1,702	1,459
Customers with ARR of $100,000 or more grew 17% year-over-year to 1,702 as of April 30, 2026, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of April 30, 2026, driven by existing customers adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the hosting and maintenance of our platform, as well as personnel-related costs associated with our customer support and services organization, including salaries, benefits, bonuses, and stock-based compensation. Cost of revenue also includes amortization of acquired intangible assets, amortization of capitalized internal-use software, software and subscription services used by our customer support and services team, inventory-related costs, and allocated facilities and IT overhead costs.

Our third-party cloud infrastructure costs are driven primarily by the number of customers, the number of endpoints per customer, the number of modules, and the incremental costs for storing additional data collected for such cloud modules. We plan to continue to invest in our platform infrastructure and additional resources in our customer support and services organization as we grow our business. The level and timing of investment in these areas could affect our cost of revenue from period to period. We expect our cost of revenue to increase in absolute dollars as we continue to scale our platform. Our gross margin could fluctuate depending on the interplay of these factors.
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

Restructuring
Restructuring charges related to the restructuring plans executed in March 2025 (March 2025 Plan), consist primarily of charges related to severance payments, employee benefits, stock-based compensation, and asset impairment charges related to facilities. The actions associated with the March 2025 Plan were completed as of July 31, 2025.
Interest Income, Net, and Other Income, Net
Interest income, net consists primarily of interest earned on our cash equivalents and investments, offset by interest expense, which consists primarily of the amortization of the discount related to acquisition-related liabilities.
Other income, net consists primarily of gains and losses on foreign currency remeasurements and transactions, derivative instruments, and strategic investments.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business and the tax effects including the interest expense of the Agreement with the ITA. The Agreement resulted in $180.0 million of tax expense, exclusive of interest, during fiscal 2026, payable over time to the ITA, with additional interest expense accruing on the tax liability over the installment period. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. deferred tax assets, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Exclusive of the fiscal 2026 assessment agreement (the Agreement) with the Israeli Tax Authority (ITA), we expect our provision for income taxes to increase in fiscal 2027 and beyond based upon increased foreign earnings and certain minimum taxes.
Additionally, as discussed in more detail in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Note 9, Income Taxes, to our unaudited condensed consolidated financial statements, on January 8, 2026, we entered into the Agreement with the ITA covering various transfer pricing matters for intercompany transactions relating to the intergroup ownership and utilization of our intellectual property. This Agreement fully and finally resolved all related Israeli disputed income tax matters between us and the ITA for fiscal years 2021 through 2025. Pursuant to the Agreement, we are required to make installment payments through fiscal year 2031, which are subject to 7.0% interest per annum and certain acceleration clauses. The Agreement also resolved the tax impact of aligning the intellectual property of Prompt into our structure.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Revenue	$276,657	$229,029
Cost of revenue(1)	77,965	56,532
Gross profit	198,692	172,497
Operating expenses:
Research and development(1)	95,770	72,253
Sales and marketing(1)	132,111	133,881
General and administrative(1)	50,497	48,679
Restructuring(1)	32	5,167
Total operating expenses	278,410	259,980
Loss from operations	(79,718)	(87,483)
Interest income, net	6,827	12,290
Other income, net	2,490	492
Loss before income taxes	(70,401)	(74,701)
Provision for income taxes	5,763	133,492
Net loss	$(76,164)	$(208,193)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Cost of revenue	$5,895	$4,665
Research and development	28,948	20,941
Sales and marketing	20,285	22,915
General and administrative	19,761	20,170
Restructuring	—	(36)
Total stock-based compensation expense	$74,889	$68,655

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended April 30,
	2026	2025

	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	28	25
Gross profit	72	75
Operating expenses:
Research and development	35	32
Sales and marketing	48	58
General and administrative	18	21
Restructuring	—	2
Total operating expenses	101	114
Loss from operations	(29)	(38)
Interest income, net	2	5
Other income, net	1	—
Loss before income taxes	(25)	(33)
Provision for income taxes	2	58
Net loss	(28)%	(91)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue	$276,657	$229,029	$47,628	21%
Revenue increased by $47.6 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Cost of revenue	$77,965	$56,532	$21,433	38%
Gross profit	$198,692	$172,497	$26,195	15%
Gross margin	72%	75%
Cost of revenue increased by $21.4 million primarily due to a $9.1 million increase in cloud hosting usage charges to support our expanding business, a $6.3 million increase in customer support costs which were mostly personnel-related expenses, a $3.9 million increase in amortization of acquired intangible assets in connection with fiscal 2026 acquisitions, and a $1.7 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin was 72% compared to 75% in the prior period, primarily due to higher costs of revenue associated with scaling operations to meet increased customer demand and sales volume.
Research and Development

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development expenses	$95,770	$72,253	$23,517	33%
Research and development expenses increased by $23.5 million primarily due to an increase in personnel-related expenses of $19.4 million as a result of increased headcount. This included an $8.0 million increase in stock-based compensation expense, primarily driven by equity awards issued in connection with the fiscal 2026 acquisitions. The remaining increase was attributable to an increase of $1.9 million in cloud hosting expenses driven by expanded research and development activities, and a $1.6 million increase in general services expenses primarily driven by higher software subscription costs.

Sales and Marketing

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Sales and marketing expenses	$132,111	$133,881	$(1,770)	(1)%
Sales and marketing expenses decreased by $1.8 million primarily due to a $4.3 million decrease in marketing-related expenses, reflecting lower corporate marketing, advertising, and branding costs. The decrease was partially offset by a $1.2 million increase in sales-related expenses driven by higher sales conference and partner commission costs, and a $1.1 million increase in acquisition-related compensation expense.
General and Administrative

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
General and administrative expenses	$50,497	$48,679	$1,818	4%
General and administrative expenses increased by $1.8 million primarily due to a $1.3 million increase in acquisition-related transaction expenses and a $1.0 million increase in salaries and wages reflecting increased headcount, partially offset by a $0.9 million decrease in consulting expenses.
Restructuring

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Restructuring	$32	$5,167	$(5,135)	(99)%
Restructuring charges decreased by $5.1 million due to activities undertaken pursuant to the March 2025 Plan, primarily consisting of severance and employee benefit charges of $3.0 million and asset impairment charges related to facilities of $2.2 million.

Interest Income, Net, and Other Income, Net

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest income, net	$6,827	$12,290	$(5,463)	(44)%
Other income, net	$2,490	$492	$1,998	406%
Interest income, net decreased $5.5 million primarily driven by lower income earned from investments in marketable securities during the three months ended April 30, 2026. The change in other income, net is primarily due to a gain on strategic investment, partially offset by net foreign currency exchange fluctuations.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2026	2025	$	%

	(dollars in thousands)
Provision for income taxes	$5,763	$133,492	$(127,729)	(96)%
The provision for income taxes decreased by $127.7 million primarily due to the non-recurrence of a $136.0 million accrual for an unrecognized tax benefit recorded in the prior year in connection with our matter with the ITA. This decrease was partially offset by the non-recurrence of a $4.7 million discrete tax benefit from the release of a valuation allowance on Israeli deferred tax assets recorded in the prior year, as well as $2.6 million of interest expense recognized in the current period on the ITA liability pursuant to the final settlement agreement reached in fiscal 2026.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in those periods.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $2.2 billion and $2.1 billion as of April 30, 2026 and January 31, 2026, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business. On January 8, 2026, we entered into the Agreement with the ITA that fully and finally resolves disputed tax matters regarding intercompany transfer pricing and intellectual property valuations for fiscal years 2021 through 2025. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition,” through April 30, 2026, we recorded a total tax expense of $183.5 million, inclusive of interest, related to the Agreement with the ITA. Pursuant to the Agreement, we are required to make installment payments in Israeli New Shekels through fiscal 2031, with unpaid amounts subject to a 7.0% annual interest rate, and an option to extend the final payment through 2033. These payments will adversely affect our cash flows over the next several years. Furthermore, in the event of a change in control, all unpaid amounts plus interest that would have accrued through 2033—$267.1 million (or 792.7 million Israeli New Shekels) as of April 30, 2026, less cumulative payments made—would accelerate and become immediately due.
As of April 30, 2026 and January 31, 2026, our principal source of liquidity was cash, cash equivalents, and investments of $812.5 million and $769.6 million, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$38,493	$52,274
Net cash used in investing activities	$(63,885)	$(65,592)
Net cash provided by financing activities	$882	$12,277
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
Cash provided by operating activities during the three months ended April 30, 2026 was $38.5 million, primarily consisting of adjustments for non-cash items of $113.5 million, and $1.2 million provided by net changes to our operating assets and liabilities, partially offset by our net loss of $76.2 million. The main drivers of the changes in operating assets and liabilities were a $108.2 million decrease in accounts receivable, partially offset by a $46.9 million decrease in deferred revenue, a $34.1 million decrease in accrued expenses and other liabilities, primarily relating to the installment payment of the ITA liabilities, a $15.6 million increase in deferred contract acquisition costs, a $4.3 million decrease in accrued payroll and benefits, a $2.6 million increase in prepaid expenses and other assets, a $2.3 million decrease in accounts payable due to timing of invoices received from vendors, and a $1.3 million decrease in operating lease liabilities.
Cash provided by operating activities during the three months ended April 30, 2025 was $52.3 million, primarily consisting of $161.3 million provided by net changes to our operating assets and liabilities and adjustments for non-cash items of $99.1 million, partially offset by our net loss of $208.2 million. The main drivers of the changes in operating assets and liabilities were an increase of accrued liabilities and other liabilities of $130.7 million, of which $136.0 million is related to an accrual for an unrecognized tax benefit related to our ITA matter, a $80.6 million decrease in accounts receivable, and a $13.4 million increase in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $26.8 million decrease in deferred revenue, a $16.4 million decrease in accrued payroll and benefits, a $14.7 million increase in deferred contract acquisition costs, and a $4.2 million increase in prepaid expenses and other assets.
Investing Activities
Cash used in investing activities during the three months ended April 30, 2026 was $63.9 million, primarily consisting of $212.0 million of investment purchases, which included a $100.0 million strategic investment in Knight JV, LLC, $7.4 million of capitalized internal-use software costs, and $1.0 million of payments related to holdback releases in connection with our fiscal 2026 acquisitions. These amounts were partially offset by $156.9 million of proceeds from sales and maturities of investments.
Cash used in investing activities during the three months ended April 30, 2025 was $65.6 million, primarily consisting of $167.3 million of investment purchases, and $6.7 million of capitalized internal-use software costs. These amounts were partially offset by $108.5 million of investment sales and maturities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2026 was $0.9 million, entirely consisting of proceeds from the exercise of employee stock options.
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

Interest Rate Risk
As of April 30, 2026, we had $812.5 million of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds and U.S. agency securities. We also had $18.4 million of restricted cash as of April 30, 2026, primarily consisting of indemnity escrow funds related to acquisitions, collateral for foreign currency forward contracts, and collateralized letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $2.5 million change in the fair market value of our investment portfolio as of April 30, 2026.
Foreign Currency Exchange Risk
To date, primarily all of our sales contracts have been denominated in U.S. dollars, therefore our revenue is not subject to foreign currency risk. Operating expenses within the U.S. are primarily denominated in U.S. dollars, while operating expenses incurred outside the U.S. are primarily denominated in each country’s respective local currency. In addition, the liability to the ITA associated with the Agreement is denominated in Israeli New Shekel. As a result, our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Foreign currency transaction gains and losses are recorded in other income, net in the condensed consolidated statements of operations.
We enter into foreign currency forward contracts to economically manage the foreign currency exchange rate risk associated with the aforementioned ITA liability denominated in the Israeli New Shekel. These forward contracts are not designated as hedging instruments for accounting purposes. The effectiveness of our risk management strategy and the availability of future contracts may be limited, and we may not be able to successfully offset our exposure, which could adversely affect our financial condition and operating results. As of April 30, 2026, we had undesignated forward contracts with notional amounts of $164.1 million.
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

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our unaudited condensed consolidated financial statements and the accompanying notes included before making a decision to invest in our Class A common stock. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Our business, financial condition, operating results, or prospects could also be adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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

•If our platform does not effectively interoperate within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely affect our business, operating results, and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 27% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $76.2 million and $208.2 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $2.2 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, and expanding into adjacent markets and geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow down as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
We incorporate generative AI into many of our offerings, including Purple AI and Wayfinder. Purple AI streamlines threat hunting across various types of data and synthesizes threat intelligence and insights in natural language. Wayfinder uses agentic AI, which applies advanced reasoning and automation to process volumes of telemetry and security data, triaging security alerts more accurately and with context. As with many innovations, generative AI presents risks, challenges, and unintended consequences that could impact our ability to incorporate the use of generative AI in our business. For example, language models may provide flawed or inaccurate results or misinterpret prompts. Further, data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analyses or other content that our AI initiatives produce. Our generative AI solutions are reliant on third-party foundation models that may change their availability or commercial terms in a manner that negatively affects our offering. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data and their safeguards may be insufficient. This may expose us to risks including supply-chain compromise, model poisoning, and vulnerabilities inherent in large-language-model-integrated application attack surfaces. If third-party AI models we rely upon are compromised or behave unexpectedly, our platform features could be degraded or exploited for malicious purposes, and we could face operational disruption, reputational harm, or regulatory liability. In addition, our competitors or other third parties may incorporate generative AI solutions into their products more successfully than us, and their solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing generative AI-powered offerings. We have made and expect to continue to make significant investments in our AI technology, including in Purple AI and Wayfinder. Our ability to employ AI, or the ability of our competitors to do so more successfully, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm and have an adverse impact on our operating results. Further, we have, and may in the future, implement AI-based tools and solutions, including third-party software solutions, in order to, among other things, drive efficiencies in our business, IT systems and other internal processes and improve customer support. If these tools and solutions do not achieve their expected benefits or if such tools and solutions have defects, bugs, errors, or vulnerabilities, our business may be adversely impacted.
Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. Because AI is an emerging technology, there is not a mature body of case law, particularly around copyright, construing the appropriateness of certain uses of data, whether through the employment of large language models or other models leveraging data found on the Internet, and the evolution of this law may limit our ability to exploit AI tools, or expose us to litigation. Intellectual property disputes regarding the use of copyrighted or proprietary data to train AI models, or the outputs generated by such models, could result in costly litigation and liability. Further, AI presents emerging ethical issues and if our use of AI algorithms draws controversy due to their perceived or actual impact on society such as concerns regarding bias, discrimination, misinformation, automation or transparency, we may experience brand or reputational harm, or competitive harm.

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
Although we have implemented security measures designed to prevent such attacks, our networks and systems, and those of our third-party vendors and service providers may be breached due to the actions of outside parties, human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We and our third-party vendors and service providers may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. More capable general-purpose AI models released by major providers that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of threat actors, enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. These AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to research and invest in additional defensive capabilities. These risks are exacerbated by developments in generative AI. A breach in our or in our third-party vendors and service providers’ data security or an attack against our platform or our third-party vendors’ or service providers’ platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems or the systems of our third-party vendors and service providers could be used to facilitate or magnify an attack. Further, the trend towards remote and hybrid work by companies and individuals has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of our third-party vendors and service providers or efforts of others upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape evolves, including as a result of the use of AI by bad actors.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services, products, technologies, or talent. For example, in February 2024 we acquired both PingSafe, a cloud security platform, and Stride, a security automation company, and in September 2025, we acquired Prompt, a private company focused on the generative and agentic AI security space, and Observo, an AI-ready data pipeline company, and in March 2026, we made a strategic investment in Knight JV, LLC. We have also invested in certain privately held companies through our S Ventures fund, which may not generate returns and are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner is not guaranteed.
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

If our platform does not effectively interoperate within our customers’ IT infrastructure, deployments could be delayed or canceled, which would adversely impact our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,700 employees as of April 30, 2025, to over 3,000 employees as of April 30, 2026. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
When our customers or other third parties with whom we do business make intellectual property rights or other indemnification claims against us, we incur significant legal expenses and may have to pay damages, license fees and/or stop using technology found to be in violation of the third party’s rights. We may also have to seek a license for the technology. Such licenses may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain solutions or features. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our platform, which could harm our business. Large indemnity obligations, whether for intellectual property or in certain limited circumstances, other claims, would harm our business, operating results and financial condition.
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
In the U.S., there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, in California, the California Consumer Privacy Act of 2018 (as amended, “CCPA”) imposes significant obligations on covered businesses, including providing privacy rights to California residents such as the right to opt out of certain disclosures of their personal information and receive detailed information about how their personal information is collected, used and shared. Regulations effective January 1, 2026 expanded these obligations to require covered businesses to conduct privacy risk assessments before initiating certain categories of processing that present significant risk to consumer privacy, including the use of automated decision-making technology for significant decisions and the processing of sensitive personal information. Those same regulations also established mandatory independent cybersecurity audits for businesses meeting specified revenue and data-volume thresholds. Following California’s lead, approximately 20 other U.S. states have enacted privacy laws with Indiana, Kentucky, and Rhode Island among those taking effect in 2026. These state laws impose varying requirements regarding consumer rights, data minimization, automated decision-making, and security obligations, and several existing laws were further amended in 2026 to expand their scope and strengthen enforcement. In addition, various comprehensive federal privacy bills have been proposed in Congress from time to time. Compliance with this expanding and increasingly complex patchwork of state and federal requirements is costly and creates operational complexity.
As a result of our presence in the E.U. and the U.K., we are also subject to the GDPR, which governs the collection, use, disclosure, transfer or other processing of personal data of natural persons in the EEA and U.K., and it applies extra-territorially and imposes strict requirements on controllers and processors of personal data. A breach of the GDPR could result in fines of up to €20 million (£17.5 million in the U.K.) or 4% of a company’s global turnover, whichever is greater. In addition to financial penalties, a breach could result in penalties, regulatory investigations, reputational damage, orders to cease or change our processing of personal data, enforcement notices, and/or assessment notices for a compulsory audit.
We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR prohibits personal data from being transferred outside of the EEA or the U.K. to any jurisdictions that have not been deemed adequate by regulators in the E.U. or U.K. (including the U.S.), unless steps are taken to legitimize those data transfers. Switzerland follows similar legal practices. We currently rely on the use of Standard Contractual Clauses (SCCs) and our certification under the E.U.-U.S. Data Privacy Framework (DPF), the Swiss-U.S. DPF, and the U.K. Extension to the E.U.-U.S. DPF for such transfers of personal data. However, these transfer mechanisms could be subject to further legal challenges. Some countries have enacted or are considering legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures for cross-border data transfers or are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, add expenses, create distractions from our other business pursuits, and could adversely affect our business, financial condition and results of operations.
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
In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure and financial services. These may impose new requirements on us or our current or prospective customers such as data processing locations, breach notification, and security standards. For instance, under DORA, which came into force in January 2025, our E.U. financial entity clients for whom we are a third-party provider of critical information and communication technology (ICT) services will require us to contract with and manage our relationships with them (and, where applicable, our relationships with critical third-party technology vendors in our own supply chain) in accordance with DORA’s requirements for ICT risk management, reporting, resilience and oversight. In addition to DORA, the E.U.’s Data Act (Data Act) became applicable on September 12, 2025. Among other things, the Data Act imposes data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers. If we are subject to the Data Act, we may be required to revise our customer contracts and pricing models, and implement new switching procedures. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets.
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
Further, for our 2022 to 2024 tax years, the Tax Cuts and Jobs Act of 2017 required research and experimental (R&E) expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures. Any such expenditures attributable to research conducted outside the United States were required to be capitalized and amortized over a 15-year period. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA), restoring immediate deductibility of domestic R&E expenditures beginning with our 2025 tax year, while foreign R&E expenditures will continue to be capitalized and amortized over a 15-year period. The OBBBA introduced other provisions, such as the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation rules, and adjustments to interest expense limitations. The OBBBA did not have a material effect on our condensed consolidated financial statements for the three months ended April 30, 2026.

In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of over 140 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar (Pillar Two) is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. The rules were effective for us beginning in fiscal 2025 but are not expected to be applicable until fiscal 2027. Numerous countries have enacted or substantially enacted legislation to implement these rules. In January 2026, the OECD issued additional guidance regarding a side-by-side agreement, which is intended to provide relief for U.S.-parented multinational corporations from certain provisions of Pillar Two, but will require adoption by OECD member countries to implement. While Pillar Two did not have an impact on our tax provision or effective tax rate in first quarter of fiscal 2027, we continue to monitor Pillar Two and other evolving tax legislation in the jurisdictions in which we operate.
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

Further, an increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. A successful assertion by one or more U.S. states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Furthermore, certain jurisdictions, such as the U.K., France and Canada, have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. A successful assertion by a U.S. state or local government, or other country or jurisdiction that we should have been or should be collecting additional sales, use, value added, digital services or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. On January 8, 2026, we entered into the Agreement with the ITA covering various transfer pricing matters for intercompany transactions between us and our Israeli subsidiary, including the valuation and taxation of intellectual property. The Agreement fully and finally resolves all related Israeli disputed income tax matters between us, our affiliates, and the ITA for the fiscal years ended January 31, 2021 through January 31, 2025. This settlement with the ITA includes certain principles established in the bilateral Advanced Pricing Agreement (APA) process between us, the Internal Revenue Service, and the ITA, which we have been negotiating since fiscal year 2022, and provides a final tax determination on this matter for Israeli tax purposes. As a result of this final resolution and the related reassessment of our uncertain tax positions, through April 30, 2026, we recorded a total tax expense of $183.5 million, inclusive of interest, related to this matter. Under the terms of the Agreement, we are required to make installment payments through fiscal 2031 and the unpaid balance is subject to a 7.0% annual interest rate. Additionally, in the event of a change in control, all unpaid amounts plus interest—$267.1 million (792.7 million Israeli New Shekels) —would accelerate and become immediately due. For more information, see Note 9, Income Taxes, to our condensed consolidated financial statements.
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
Our operating expenses incurred outside the U.S. and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. Other than entering into foreign currency forward contracts to economically manage the foreign currency exchange rate risk associated with the ITA liability denominated in the Israeli New Shekel, we do not currently hedge against the risks associated with currency fluctuations, but may do so, or use other derivative instruments, in the future.
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
The dual class structure of our common stock has had the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 27% of the voting power of our capital stock as of April 30, 2026, which makes it more difficult for you to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of April 30, 2026, the holders of our outstanding Class B common stock held approximately 27% of the voting power of our outstanding capital stock. The outstanding Class B common stock automatically converts to Class A common stock on the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. The dual class structure of our common stock will make it difficult for you to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of April 30, 2026. We are closely monitoring the continued armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1#+	Offer Letter between Sonalee Parekh and SentinelOne, Inc. dated March 13, 2026
19.1	Insider Trading Policy
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document--the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
__________________

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#    Indicates management contract or compensatory plan.
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

SENTINELONE, INC.

Date: May 28, 2026	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)