Form 10-Q
period 2026-07-31
SentinelOne, Inc.
filed 2026-08-28
CIK 1583708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 21, 2026, the registrant had 342,184,493 shares of Class A common stock and 5,864,624 shares of Class B common stock outstanding.

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
•future acquisitions or investments in complementary companies, products, services, or technologies and our ability to integrate such acquisitions or investments, including our acquisitions of Prompt Security, Inc. (Prompt) and Observo, Inc. (Observo) in 2025 and our current and contemplated investments in Knight JV, LLC and its affiliated entities in 2026;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SENTINELONE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$200,951	$169,627
Short-term investments	454,297	459,041
Accounts receivable, net	219,893	289,079
Deferred contract acquisition costs, current	72,549	70,981
Prepaid expenses and other current assets	50,641	61,857
Total current assets	998,331	1,050,585
Property and equipment, net	88,663	84,008
Long-term investments	157,998	140,898
Deferred contract acquisition costs, non-current	86,016	89,659
Intangible assets, net	108,145	129,548
Goodwill	912,671	912,671
Other assets	29,637	30,733
Total assets	$2,381,461	$2,438,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,933	$10,299
Accrued payroll and benefits	85,387	79,006
Deferred revenue, current	500,547	549,790
Accrued expenses and other current liabilities	93,922	117,260
Total current liabilities	688,789	756,355
Deferred revenue, non-current	77,014	83,277
Other liabilities	167,154	161,325
Total liabilities	932,957	1,000,957
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of July 31, 2026 and January 31, 2026; no shares issued and outstanding as of July 31, 2026 and January 31, 2026	—	—
Class A common stock; $0.0001 par value; 1,500,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 340,151,985 and 331,476,506 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	34	33
Class B common stock; $0.0001 par value; 300,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 5,884,078 and 6,300,444 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	1	1
Additional paid-in capital	3,695,877	3,513,017
Accumulated other comprehensive income	376	2,314
Accumulated deficit	(2,247,784)	(2,078,220)
Total stockholders’ equity	1,448,504	1,437,145
Total liabilities and stockholders’ equity	$2,381,461	$2,438,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$291,981	$242,183	$568,638	$471,212
Cost of revenue	81,563	60,474	159,528	117,006
Gross profit	210,418	181,709	409,110	354,206
Operating expenses:
Research and development	96,882	79,091	192,652	151,344
Sales and marketing	123,545	127,879	255,656	261,760
General and administrative	56,327	51,474	106,824	100,153
Restructuring	24,425	3,883	24,457	9,050
Total operating expenses	301,179	262,327	579,589	522,307
Loss from operations	(90,761)	(80,618)	(170,479)	(168,101)
Interest income, net	6,151	12,196	12,978	24,486
Other income (expense), net	(2,414)	(327)	76	165
Loss before income taxes	(87,024)	(68,749)	(157,425)	(143,450)
Provision for income taxes	6,376	3,270	12,139	136,762
Net loss	$(93,400)	$(72,019)	$(169,564)	$(280,212)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.27)	$(0.22)	$(0.50)	$(0.85)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	341,527,623	330,938,421	339,301,479	329,481,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net loss	$(93,400)	$(72,019)	$(169,564)	$(280,212)
Other comprehensive loss:
Change in unrealized losses on investments	(675)	(2,720)	(1,938)	(825)
Total comprehensive loss	$(94,075)	$(74,739)	$(171,502)	$(281,037)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Three Months Ended July 31, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2026	341,481,403	$35	$3,591,419	$1,051	$(2,154,384)	$1,438,121
Issuance of common stock upon exercise of stock options	741,262	—	2,266	—	—	2,266
Vesting of restricted stock units	3,231,096	—	—	—	—	—
Issuance of common stock under employee purchase plan	582,302	—	7,512	—	—	7,512
Stock-based compensation	—	—	94,680	—	—	94,680
Other comprehensive loss	—	—	—	(675)	—	(675)
Net loss	—	—	—	—	(93,400)	(93,400)
Balance as of July 31, 2026	346,036,063	$35	$3,695,877	$376	$(2,247,784)	$1,448,504

	Three Months Ended July 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	331,072,169	$33	$3,378,134	$4,053	$(1,835,678)	$1,546,542
Issuance of common stock upon exercise of stock options	678,982	—	2,952	—	—	2,952
Vesting of restricted stock units	2,766,104	—	—	—	—	—
Issuance of common stock under employee purchase plan	578,154	—	9,065	—	—	9,065
Repurchase of common stock	(2,960,897)	—	(52,693)	—	—	(52,693)
Stock-based compensation	—	—	76,659	—	—	76,659
Other comprehensive loss	—	—	—	(2,720)	—	(2,720)
Net loss	—	—	—	—	(72,019)	(72,019)
Balance as of July 31, 2025	332,134,512	$33	$3,414,117	$1,333	$(1,907,697)	$1,507,786

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Six Months Ended July 31, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2026	337,776,950	$34	$3,513,017	$2,314	$(2,078,220)	$1,437,145
Issuance of common stock upon exercise of stock options	957,402	—	3,148	—	—	3,148
Vesting of restricted stock units and performance stock units	6,721,361	1	—	—	—	1
Issuance of common stock under employee purchase plan	582,302	—	7,512	—	—	7,512
Cancellation of common stock in connection with acquisition	(1,952)	—	(37)	—	—	(37)
Stock-based compensation	—	—	172,237	—	—	172,237
Other comprehensive loss	—	—	—	(1,938)	—	(1,938)
Net loss	—	—	—	—	(169,564)	(169,564)
Balance as of July 31, 2026	346,036,063	$35	$3,695,877	$376	$(2,247,784)	$1,448,504

	Six Months Ended July 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	325,579,105	$32	$3,294,542	$2,158	$(1,627,485)	$1,669,247
Issuance of common stock upon exercise of stock options	3,199,972	—	15,229	—	—	15,229
Vesting of restricted stock units and performance stock units	5,738,178	1	—	—	—	1
Issuance of common stock under employee purchase plan	578,154	—	9,065	—	—	9,065
Repurchase of common stock	(2,960,897)	—	(52,693)	—	—	(52,693)
Stock-based compensation	—	—	147,974	—	—	147,974
Other comprehensive loss	—	—	—	(825)	—	(825)
Net loss	—	—	—	—	(280,212)	(280,212)
Balance as of July 31, 2025	332,134,512	$33	$3,414,117	$1,333	$(1,907,697)	$1,507,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTINELONE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended July 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(169,564)	$(280,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,808	23,117
Amortization of deferred contract acquisition costs	41,149	37,507
Non-cash operating lease costs	2,178	2,120
Stock-based compensation expense	167,003	142,539
Change in fair value of derivative instruments and related foreign currency loss on tax liabilities, net	2,438	—
Net (gain) loss on strategic investments	(5,058)	3
Accretion of discounts, and amortization of premiums on investments, net	(1,223)	(4,856)
Asset impairment charges	502	2,176
Other	361	277
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	68,823	56,409
Prepaid expenses and other assets	(1,259)	3,159
Deferred contract acquisition costs	(39,074)	(36,076)
Accounts payable	(1,022)	1,547
Accrued expenses and other liabilities	(16,921)	144,040
Accrued payroll and benefits	6,381	(13,063)
Operating lease liabilities	(3,068)	(2,119)
Deferred revenue	(55,506)	(25,337)
Net cash provided by operating activities	31,948	51,231
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(494)	(410)
Purchases of intangible assets	(112)	(100)
Capitalization of internal-use software	(13,975)	(12,525)
Purchases of investments	(260,446)	(208,090)
Proceeds from sales, maturities and return of capital of investments	252,003	286,767
Cash paid for acquisitions, net of cash acquired	(952)	—
Net cash (used in) provided by investing activities	(23,976)	65,642
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(52,693)
Proceeds from exercise of stock options	3,148	15,229
Proceeds from issuance of common stock under the employee stock purchase plan	7,512	9,065
Net cash provided by (used in) financing activities	10,660	(28,399)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	18,632	88,474
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–Beginning of period	196,158	193,302
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH–End of period	$214,790	$281,776
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$10,637	$1,923
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation capitalized as internal-use software	$5,234	$5,435
Property and equipment purchased but not yet paid	$141	$52
Cancellation of common stock in connection with acquisition	$37	$—
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ from these estimates, and such differences could be material to our condensed consolidated financial statements. There have been no material changes in our use of estimates during the six months ended July 31, 2026, as compared to the use of estimates disclosed in our Annual Report.
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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to the total of these amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of July 31,	As of January 31,
	2026	2026
Cash and cash equivalents	$200,951	$169,627
Restricted cash, current	9,812	22,618
Restricted cash, non-current	4,027	3,913
	$214,790	$196,158

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted cash, current and restricted cash, non-current are presented within prepaid expenses and other current assets, and other assets in the condensed consolidated balance sheets, respectively.
3.REVENUE AND CONTRACT BALANCES
Disaggregation of Revenue
The following table summarizes revenue by geography based on the shipping address of end customers who have contracted to use our platform for the periods presented (in thousands, except percentages):

	Three Months Ended July 31, 2026		Three Months Ended July 31, 2025
	Amount	% of Revenue	Amount	% of Revenue
United States	$178,044	61%	$149,650	62%
International	113,937	39	92,533	38
Total	$291,981	100%	$242,183	100%

	Six Months Ended July 31, 2026		Six Months Ended July 31, 2025
	Amount	% of Revenue	Amount	% of Revenue
United States	$346,149	61%	$292,091	62%
International	222,489	39	179,121	38
Total	$568,638	100%	$471,212	100%
No single country other than the United States represented 10% or more of our revenue during the three and six months ended July 31, 2026 and 2025.
Substantially all of our sales are fulfilled through our channel partners, including distributors, resellers, managed security service providers, and others.
Contract Balances
Contract assets consist of unbilled accounts receivable, which arise when a right to consideration for our performance under the customer contract occurs before invoicing the customer. The amount of unbilled accounts receivable included within accounts receivable, net on the condensed consolidated balance sheets was $10.3 million and $6.7 million as of July 31, 2026 and January 31, 2026, respectively.
Contract liabilities consist of deferred revenue, which represents invoices billed in advance of performance under a contract. Deferred revenue is recognized as revenue over the contractual period. The deferred revenue balance was $577.6 million and $633.1 million as of July 31, 2026 and January 31, 2026, respectively. We recognized revenue of $212.8 million and $181.2 million during the three months ended July 31, 2026 and 2025, respectively, and $372.6 million and $317.2 million during the six months ended July 31, 2026 and 2025, respectively, that was included in the corresponding contract liability balance at the beginning of the period.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of July 31, 2026, our remaining performance obligations were $1.7 billion, of which we expect to recognize 79% as revenue over the next 24 months following July 31, 2026, with the remainder to be recognized thereafter.
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
During the six months ended July 31, 2026, we released $1.0 million of indemnification holdback relating to the Observo acquisition. In addition, in connection with a post-closing adjustment for the Prompt acquisition, we cancelled 1,952 shares of our Class A common stock previously issued and adjusted the indemnification holdback by $0.2 million.
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
We incurred $1.9 million and $2.7 million of transaction expenses related to the Observo and Prompt acquisitions, respectively. These costs were recorded as general and administrative expenses in our condensed consolidated statements of operations.
5.INTANGIBLE ASSETS
Intangible assets, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2026	2026
Developed technology	$137,700	$137,700
Customer relationships	90,100	90,100
Backlog	11,100	11,100
Non-compete agreements	650	650
Trademarks	150	150
Patents	5,494	5,376
Total finite-lived intangible assets	245,194	245,076
Less: accumulated amortization	(137,304)	(115,783)
Total finite-lived intangible assets, net	$107,890	$129,293
Indefinite-lived intangible assets - domain names	255	255
Total intangible assets, net	$108,145	$129,548
Amortization expense of intangible assets was $10.9 million and $6.5 million for the three months ended July 31, 2026 and 2025, respectively, and $21.4 million and $12.8 million for the six months ended July 31, 2026 and 2025, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of July 31, 2026, estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending January 31,
Remainder of 2027	$21,880
2028	29,235
2029	17,026
2030	15,088
2031	12,841
Thereafter	11,820
Total	$107,890
6.CASH AND CASH EQUIVALENTS, INVESTMENTS, AND FAIR VALUE MEASUREMENTS
The following tables summarize information about our cash, cash equivalents, and investments by category as of July 31, 2026 and January 31, 2026 (in thousands):

	As of July 31, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Assets
Cash and cash equivalents:
Cash		$90,988	$—	$—	$90,988
Money market funds	Level 1	109,963	—	—	109,963
Total cash and cash equivalents		$200,951	$—	$—	$200,951
Short-term investments:
U.S. treasury securities	Level 1	$268,998	$95	$(145)	$268,948
Commercial paper	Level 2	29,353	—	(9)	29,344
Corporate notes and bonds	Level 2	147,524	40	(56)	147,508
U.S. agency securities	Level 2	8,500	—	(3)	8,497
Total short-term investments		$454,375	$135	$(213)	$454,297
Long-term investments:
Strategic investments - marketable equity securities (1)	Level 1				$2,767

Total assets measured at fair value					$658,015
(1) Unrealized losses of $0.6 million and $1.6 million on marketable equity securities held as of July 31, 2026 were recognized in other income (expense), net during the three and six months ended July 31, 2026, respectively. As of July 31, 2026, cumulative unrealized losses on marketable equity securities still held were $1.6 million.

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
We invest in highly rated securities with a weighted-average maturity of 18 months or less. As of July 31, 2026, all of our investments will mature within two years.
As of July 31, 2026, we determined that the declines in the market value of our investment portfolio were not driven by credit-related factors. During the three and six months ended July 31, 2026 and 2025, we did not recognize any losses on our investments due to credit-related factors. As of July 31, 2026, there were no securities in continuous unrealized loss positions for more than twelve months.
Strategic Investments
The tables above do not include our strategic investments in non-marketable equity securities, which are recorded at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. These were $155.2 million and $36.2 million as of July 31, 2026 and January 31, 2026, respectively, and are presented as long-term investments in the condensed consolidated balance sheets. The increase in our strategic investment portfolio as of July 31, 2026 was primarily due to a $100.0 million investment in Knight JV, LLC during the six months ended July 31, 2026.
During the six months ended July 31, 2026, one of our strategic investees completed an initial public offering. As a result, the investment was reclassified from a non-marketable equity security to a marketable equity security measured at fair value, with the shares held as of July 31, 2026 included in the fair value measurements table above as a Level 1 marketable equity security.
For the three months ended July 31, 2026 and July 31, 2025, the Company recognized gains of $0.5 million and $0.8 million, respectively, on its non-marketable strategic investments. For the six months ended July 31, 2026 and July 31, 2025, the Company recognized gains of $7.3 million and $0.8 million, respectively. No impairment charges were recorded on the non-marketable strategic investments in each of the periods. Impairment charges and gains on strategic investments are recognized in other income (expense), net.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Derivative Financial Instruments
To mitigate our exposure to foreign currency fluctuations resulting from a recognized income tax liability denominated in the Israeli New Shekel (ILS), we began entering into foreign currency forward contracts during the fourth quarter of fiscal 2026. As of July 31, 2026, the notional value of outstanding forward contracts was $162.5 million.
The following table summarizes the fair value of our derivative instruments on the condensed consolidated balance sheets (in thousands):

			As of July 31,	As of January 31,
	Classification	Fair Value Level	2026	2026
Foreign currency forward contracts not designated as hedging instruments:
Derivative liability	Accrued expenses and other current liabilities	Level 2	$358	$574
Changes in the fair value of these derivative instruments are recognized in other income (expense), net on the condensed consolidated statements of operations. These gains or losses are intended to economically offset the foreign currency transaction gains or losses generated by the remeasurement of the underlying ILS-denominated liability.
During the three months ended July 31, 2026, we recorded an aggregate loss of $6.3 million and realized a cumulative loss of $4.9 million through cash settlements on our foreign currency forward contracts. This loss was offset by $4.7 million of unrealized foreign currency gains on the underlying ILS-denominated tax liability.
During the six months ended July 31, 2026, we recorded an aggregate gain of $0.2 million and realized a cumulative immaterial loss through cash settlements on our foreign currency forward contracts. This gain was offset by $2.7 million of unrealized foreign currency losses on the underlying ILS-denominated tax liability. Cash flows from these contracts are classified within net cash provided by operating activities in the condensed consolidated statements of cash flows.
7.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue	$6,199	$5,399	$12,094	$10,064
Research and development	28,401	24,289	57,349	45,230
Sales and marketing	21,472	21,338	41,757	44,253
General and administrative	25,221	22,858	44,982	43,028
Restructuring	10,821	—	10,821	(36)
Total	$92,114	$73,884	$167,003	$142,539
Stock-based compensation expense related to equity awards associated with the Prompt and Observo acquisitions totaled $1.7 million and $6.0 million for the three months ended July 31, 2026, and $3.3 million and $11.7 million for the six months ended July 31, 2026, respectively.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units (RSU)
A summary of our RSU activity is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	31,653,685	$18.99
Granted	23,559,499	13.60
Released	(6,243,585)	19.44
Forfeited	(5,751,782)	17.50
Outstanding as of July 31, 2026	43,217,817	$16.19
As of July 31, 2026, we had unrecognized stock-based compensation expense related to unvested RSUs of $636.5 million that is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years.
Performance Stock Units (PSU)
Executive Performance Stock Units
During the three and six months ended July 31, 2026, we granted PSUs to certain executives with terms similar to our outstanding executive PSUs issued during fiscal 2026 and fiscal 2025, which are subject to predetermined service-based and performance-based vesting conditions. These executive PSUs may vest from 0% to 225% of the number of target shares based on the achievement of certain financial performance metrics and vest contingently over a period of one to four years, subject to continuous service with us. We recorded $9.4 million and $11.8 million of stock-based compensation expense related to our outstanding executive PSUs during the three and six months ended July 31, 2026, respectively, and $2.2 million and $3.4 million during the three and six months ended July 31, 2025, respectively.
Acquisition-related Performance Stock Units
In connection with the acquisition of Observo, during fiscal 2026, we granted PSUs subject to service-based and performance-based vesting conditions. These PSUs will fully vest upon the achievement of specified performance objectives, subject to the employees’ continued service to us from the grant date through the milestone events or target dates. During the three and six months ended July 31, 2026, we recorded $0.1 million of stock-based compensation expense and a net reversal of $0.2 million, respectively, related to these PSUs.
During fiscal 2026, in connection with the post-acquisition integration of Prompt and Observo, we granted PSUs to an executive subject to performance-based vesting conditions tied to the annualized recurring revenue (ARR) of the acquired business. These PSUs may vest from 0% to 200% of the target number of shares based on the achievement of specific ARR milestones, subject to the executive’s continued service through the performance period. During the three and six months ended July 31, 2026, we recorded $0.5 million and $1.0 million, respectively, of stock-based compensation expense related to these awards.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
A summary of our PSU activity is as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	1,246,801	$17.06
Granted	1,535,924	15.74
Released	(477,776)	17.39
Forfeited	(130,715)	17.06
Outstanding as of July 31, 2026	2,174,234	$16.06
As of July 31, 2026, we had unrecognized stock-based compensation expense related to unvested PSUs of $35.2 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.8 years.
Stock Options
A summary of our stock option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 31, 2026	9,443,196	$6.92
Exercised	(957,402)	3.29
Forfeited	(17,252)	1.64
Outstanding as of July 31, 2026	8,468,542	$7.34
Vested and expected to vest as of July 31, 2026	8,468,542	$7.34
Vested and exercisable as of July 31, 2026	6,895,757	$7.14
As of July 31, 2026, we had unrecognized stock-based compensation expense related to unvested options of $4.3 million that is expected to be recognized on a straight-line basis over a weighted-average period of 0.4 years.
Employee Stock Purchase Plan
We recognized stock-based compensation expense related to the Employee Stock Purchase Plan (ESPP) of $1.5 million and $2.9 million, respectively, during the three and six months ended July 31, 2026. We recognized stock-based compensation expense of $1.9 million and $3.4 million, respectively, during the three and six months ended July 31, 2025.
Restricted Common Stock
Restricted common stock is included in issued and outstanding shares as they are legally issued and outstanding but are not deemed outstanding for accounting purposes until the shares vest. A summary of our restricted common stock activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2026	3,484,135	$20.60
Vested	(1,120,114)	23.82
Unvested balance as of July 31, 2026	2,364,021	$19.07
As of July 31, 2026, we had unrecognized stock-based compensation expense related to unvested restricted common stock of $41.9 million that is expected to be recognized on a straight-line basis over a weighted-average period of 1.2 years.

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Modifications & Accelerations
In connection with the restructuring plan initiated in May 2026, certain stock-based awards were accelerated or modified, including (i) revested shares held by certain founders of previously acquired companies that vest upon termination without cause, (ii) RSUs held by certain founders of previously acquired companies for which the compensation committee of our board of directors approved acceleration, and (iii) awards held by other affected employees who received accelerated vesting. Stock-based compensation expense recognized in connection with the acceleration or modification of these awards was $10.8 million during both the three and six months ended July 31, 2026.
During the six months ended July 31, 2025, certain members of our management team converted to non-employee consultants or to positions that no longer provide substantive service to the Company (Management Transitions). These Management Transitions have been accounted for as modifications, under which the unvested awards were accelerated, the exercise period of certain vested awards was extended, or a certain number of unvested awards will continue to vest through the end of the agreements entered into in connection with the Management Transitions. During the three and six months ended July 31, 2025, we recognized no incremental charge and $3.4 million, respectively, regarding these modifications. No incremental stock-based compensation expense was recognized related to these modifications during the three and six months ended July 31, 2026.
Share Repurchase Program
In May 2025, our board of directors authorized the 2025 Share Repurchase Program, under which $200.0 million was authorized. The repurchase authorization was fully utilized as of January 31, 2026, and accordingly, no shares were repurchased during the six months ended July 31, 2026.
8.RESTRUCTURING
Fiscal 2027
In May 2026, we initiated a restructuring plan (May 2026 Plan) to further streamline the Company’s organizational structure, improve efficiencies, and concentrate investments across high-yielding growth areas, while continuing to advance the Company’s ongoing commitment to profitable growth. In connection with the May 2026 Plan, we incurred a restructuring charge of $24.4 million during both the three and six months ended July 31, 2026, of which $13.6 million was related to employee severance and related benefit costs, and $10.8 million was related to stock-based compensation expense. The charges were recorded in restructuring expenses on the Company’s condensed consolidated statements of operations.
The following table summarizes our restructuring liability that is included in accrued payroll and benefits on the condensed consolidated balance sheets related to the May 2026 Plan (in thousands):

Severance payments and employee benefits
Liability as of January 31, 2026	$—
Charges	13,604
Payments	(10,246)
Liability as of July 31, 2026	$3,358
The actions associated with the May 2026 Plan are expected to be fully completed by the end of fiscal 2027.
Fiscal 2026
In March 2025, we initiated a restructuring plan (March 2025 Plan) as a result of a review of current strategic priorities, resource allocation, and cost reduction initiatives intended to reduce operating costs, improve operating margins and continue advancing our ongoing commitment to profitable growth. We incurred approximately $5.2 million in charges in connection with the March 2025 Plan during the six months ended July 31, 2025, which primarily consisted of $3.0 million in charges related to severance payments and employee benefits and $2.2 million

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
of asset impairment charges related to facilities. The actions associated with the March 2025 Plan were completed as of July 31, 2025.
In July 2025, we initiated a restructuring plan (July 2025 Plan) and incurred approximately $3.9 million in charges related to contract terminations during the six months ended July 31, 2025. Additional restructuring charges of $3.2 million were incurred in the second half of fiscal 2026. The actions associated with the July 2025 Plan were completed as of January 31, 2026.
9.INCOME TAXES
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in that quarter.
During the three and six months ended July 31, 2026, we incurred a discrete tax expense of $2.8 million and $5.4 million, respectively, related to the interest expense recognized on the tax liability arising from an assessment agreement (the Agreement) with the Israeli Tax Authority (ITA). During the six months ended July 31, 2025, in connection with the ITA matter, we recorded a discrete tax expense of $136.0 million for an unrecognized tax benefit accrual, partially offset by $4.7 million of corresponding release of valuation allowance on Israel deferred tax assets. Without regard to the discrete items, we had an effective tax rate of (4.1)% and (4.8)% for the three months ended July 31, 2026 and 2025, respectively, and (4.3)% and (3.8)% for the six months ended July 31, 2026 and 2025, respectively.
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
The total tax expense associated with the Agreement of $180.0 million, exclusive of interest, was recorded during fiscal 2026. The Agreement provides for installment payments through our fiscal year 2031, with unpaid balances accruing interest at a rate of 7.0% per annum. We have the option to extend the payment schedule for up to two additional years. In the event of a change in control, 792.7 million Israeli New Shekels, or $259.7 million, less cumulative payments made, which represents all unpaid amounts, plus interest that would have accrued through the end of the seventh year, would accelerate in accordance with the terms of the Agreement. During the six months ended July 31, 2026, we made an installment payment of $30.7 million under the Agreement.
As of July 31, 2026, the remaining liability associated with the Agreement was $162.3 million, of which $10.4 million and $151.9 million were recorded in accrued expenses and other current liabilities, and other liabilities, respectively, on our condensed consolidated balance sheets.
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders was as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(93,400)	$(72,019)	$(169,564)	$(280,212)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	341,527,623	330,938,421	339,301,479	329,481,933
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.27)	$(0.22)	$(0.50)	$(0.85)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of July 31,
	2026	2025
RSUs and PSUs	48,761,653	36,818,157
Stock options	8,468,542	9,932,559
Restricted common stock	2,364,021	873,373
ESPP	875,677	923,325
Total	60,469,893	48,547,414
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

SENTINELONE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
We also offer a limited warranty to certain customers, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. We have a cybersecurity liability policy that may cover our customers’ actual damages. We have not incurred any material costs related to such obligations and had no material accruals related to such obligations in the condensed consolidated financial statements as of July 31, 2026 and January 31, 2026.
In addition, we also indemnify certain of our directors and executive officers against certain liabilities that may arise while they are serving in good faith in their company capacities. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid.
Operating Lease Commitments Not Yet Commenced
In May 2026, the Company entered into a lease agreement for its new headquarters, which has not yet commenced. The lease is expected to commence during fiscal year 2028 and will have an initial term of eight years, with total undiscounted lease payments of approximately $10.0 million over the lease term.
Strategic Investment Commitment
On July 31, 2026, we executed an agreement to make a strategic investment for cash consideration of $150.0 million, subject to certain closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the U.S. Securities and Exchange Commission (SEC), on March 19, 2026 (Annual Report). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note About Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2027 and January 31, 2026 are referred to herein as fiscal 2027 and fiscal 2026, respectively.
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
Our Singularity Platform is used globally by organizations of all sizes across a broad range of industries. We had 1,715 customers with annualized recurring revenue (ARR) of $100,000 or more as of July 31, 2026, up from 1,513 as of July 31, 2025. We define ARR as the annualized revenue run rate of our subscription, consumption and usage-based agreements at the end of a reporting period, assuming contracts are renewed on their existing terms for customers that are under contracts with us. As of July 31, 2026, no single end customer accounted for more than 9% of our ARR. Our revenue outside of the U.S. represented 39% and 38% for the three months ended July 31, 2026 and 2025, respectively, and 39% and 38% for the six months ended July 31, 2026 and 2025, respectively, illustrating the global nature of our solutions.
We have grown rapidly since our inception. Our revenue was $292.0 million and $242.2 million for the three months ended July 31, 2026 and 2025, respectively, representing year-over-year growth of 21%. Our revenue was $568.6 million and $471.2 million for the six months ended July 31, 2026 and 2025, respectively, representing year-over-year growth of 21%. During this period, we continued to invest in growing our business to capitalize on our market opportunity. As a result, our net loss for the three months ended July 31, 2026 and 2025 was $93.4 million and $72.0 million, respectively, and our net loss for the six months ended July 31, 2026 and 2025 was $169.6 million and $280.2 million, respectively.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the following key metrics and non-GAAP financial measures to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Revenue
We discuss revenue below under “Components of Our Results of Operations.”

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue	$291,981	$242,183	$568,638	$471,212

Non-GAAP operating income
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we use non-GAAP operating income as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this measure excludes, among other expenses, expenses that we do not consider to be indicative of our overall operating performance. Non-GAAP operating income is calculated as GAAP operating loss adjusted to exclude amortization of acquired intangible assets, acquisition-related compensation, stock-based compensation expense, payroll tax on employee stock transactions, and restructuring charges.
Non-GAAP operating income has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, including GAAP operating loss. Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures, including non-GAAP operating income, differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP operating income is presented for supplemental informational purposes only.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Non-GAAP operating income	$30,528	$5,376	$41,073	$1,449
A reconciliation of non-GAAP operating income to GAAP operating loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
GAAP operating loss	$(90,761)	$(80,618)	$(170,479)	$(168,101)
Stock-based compensation expense	92,114	73,884	167,003	142,539
Employer payroll tax on employee stock transactions	1,442	1,087	3,033	3,835
Amortization of acquired intangible assets	10,780	6,448	21,208	12,687
Acquisition-related compensation	3,349	692	6,672	1,403
Other restructuring charges	13,604	3,883	13,636	9,086
Non-GAAP operating income	$30,528	$5,376	$41,073	$1,449
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

	As of July 31,
	2026	2025

	(in thousands)
Annualized recurring revenue	$1,218,106	$1,001,360
ARR grew 22% year-over-year to $1,218.1 million as of July 31, 2026, primarily driven by a combination of new customer additions and adoption of adjacent platform solutions by existing customers.
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

	As of July 31,
	2026	2025

Customers with ARR of $100,000 or more	1,715	1,513
Customers with ARR of $100,000 or more grew 13% year-over-year to 1,715 as of July 31, 2026, primarily due to the growth in the ARR of existing customers from additional purchases and the growth in the average size of purchases by new customers.
Dollar-Based Net Retention Rate (NRR)
We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. NRR measures the percentage change in our ARR derived from our customer base at a point in time. Our NRR remained in expansionary territory as of July 31, 2026, driven by existing customers’ adoption of additional endpoint licenses and adjacent platform solutions. We see significant long-term expansion potential based on high customer retention rates, expanding product categories, and early-stage adoption from our installed base.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative, and restructuring expenses. Personnel-related expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, and sales commissions. Operating expenses also include allocated facilities and IT overhead costs.
Research and Development
Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include third-party cloud infrastructure and general services expenses, such as consulting fees and software subscription services, incurred in developing our platform and modules.
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
Sales and Marketing
Sales and marketing expenses consist primarily of employee salaries, commissions, benefits, bonuses, stock-based compensation, travel and entertainment-related expenses, advertising, branding and marketing events, promotions, amortization of acquired customer relationships, and software and subscription services. Sales and marketing expenses also include sales commissions paid to our sales force and referral fees paid to independent third parties that are incremental to obtain a subscription contract. Such costs are capitalized and amortized over an estimated period of benefit of four years, and any such expenses paid for the renewal of a subscription are capitalized and amortized over the average contractual term of the renewal.
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
Restructuring
Restructuring charges related to the restructuring plans executed in May 2026 (May 2026 Plan), July 2025 (July 2025 Plan) and March 2025 (March 2025 Plan), consist primarily of charges related to severance payments, employee benefits, stock-based compensation, contract terminations, and asset impairment charges related to facilities. The March 2025 Plan and July 2025 Plan were completed as of July 31, 2025 and January 31, 2026, respectively. The actions associated with the May 2026 Plan are expected to be fully completed by the end of fiscal 2027.
Interest Income, Net, and Other Income (Expense), Net
Interest income, net consists primarily of interest earned on our cash equivalents and investments, offset by interest expense, which consists primarily of the amortization of the discount related to acquisition-related liabilities.
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurements and transactions, derivative instruments, and strategic investments.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business, and the tax effects (including the interest expense) of the fiscal 2026 Assessment Agreement (the Agreement) with the Israeli Tax Authority (ITA). The Agreement resulted in $180.0 million of tax expense, exclusive of interest, during fiscal 2026, payable over time to the ITA, with additional interest expense accruing on the tax liability over the installment period. In connection with our global consolidated losses, we maintain a full valuation allowance against our U.S. deferred tax assets, as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Exclusive of the Agreement with the ITA, we expect our provision for income taxes to increase in fiscal 2027 and beyond based upon increased foreign earnings and certain minimum taxes.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(in thousands)
Revenue	$291,981	$242,183	$568,638	$471,212
Cost of revenue(1)	81,563	60,474	159,528	117,006
Gross profit	210,418	181,709	409,110	354,206
Operating expenses:
Research and development(1)	96,882	79,091	192,652	151,344
Sales and marketing(1)	123,545	127,879	255,656	261,760
General and administrative(1)	56,327	51,474	106,824	100,153
Restructuring(1)	24,425	3,883	24,457	9,050
Total operating expenses	301,179	262,327	579,589	522,307
Loss from operations	(90,761)	(80,618)	(170,479)	(168,101)
Interest income, net	6,151	12,196	12,978	24,486
Other income (expense), net	(2,414)	(327)	76	165
Loss before income taxes	(87,024)	(68,749)	(157,425)	(143,450)
Provision for income taxes	6,376	3,270	12,139	136,762
Net loss	$(93,400)	$(72,019)	$(169,564)	$(280,212)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$6,199	$5,399	$12,094	$10,064
Research and development	28,401	24,289	57,349	45,230
Sales and marketing	21,472	21,338	41,757	44,253
General and administrative	25,221	22,858	44,982	43,028
Restructuring	10,821	—	10,821	(36)
Total stock-based compensation expense	$92,114	$73,884	$167,003	$142,539

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	28	25	28	25
Gross profit	72	75	72	75
Operating expenses:
Research and development	33	33	34	32
Sales and marketing	42	53	45	56
General and administrative	19	21	19	21
Restructuring	8	2	4	2
Total operating expenses	103	108	102	111
Loss from operations	(31)	(33)	(30)	(36)
Interest income, net	2	5	2	5
Other income (expense), net	(1)	—	—	—
Loss before income taxes	(30)	(28)	(28)	(30)
Provision for income taxes	2	1	2	29
Net loss	(32)%	(30)%	(30)%	(59)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue	$291,981	$242,183	$49,798	21%
Revenue increased by $49.8 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Cost of revenue	$81,563	$60,474	$21,089	35%
Gross profit	$210,418	$181,709	$28,709	16%
Gross margin	72%	75%
Cost of revenue increased by $21.1 million primarily due to a $9.1 million increase in cloud hosting usage charges to support our expanding business, a $6.0 million increase in customer support costs, which were mostly personnel-related, a $4.0 million increase in amortization of acquired intangible assets in connection with the fiscal 2026 acquisitions, and a $1.4 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin was 72% compared to 75% in the prior period, primarily due to higher costs of revenue associated with scaling operations to meet increased customer demand and sales volume.
Research and Development

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development expenses	$96,882	$79,091	$17,791	22%
Research and development expenses increased by $17.8 million primarily due to an increase in personnel-related expenses of $10.7 million as a result of increased headcount. This included a $4.1 million increase in stock-based compensation expense, primarily driven by the new equity awards granted, including those issued in connection with the fiscal 2026 acquisitions. The remaining increase was attributable to a $2.9 million increase in cloud hosting expenses driven by expanded research and development activities, a $2.2 million increase in general services expenses primarily driven by higher software subscription costs, and a $2.0 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Sales and marketing expenses	$123,545	$127,879	$(4,334)	(3)%
Sales and marketing expenses decreased by $4.3 million primarily due to a $5.4 million decrease in marketing-related expenses, reflecting lower corporate marketing, advertising and promotion costs. The decrease was partially offset by a $0.9 million increase in allocated overhead costs.
General and Administrative

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
General and administrative expenses	$56,327	$51,474	$4,853	9%
General and administrative expenses increased by $4.9 million primarily due to an increase in personnel-related expenses of $4.7 million as a result of increased headcount. This included a $2.4 million increase in stock-based compensation expense, primarily driven by the new equity awards granted. The remaining increase was attributable to a $3.2 million increase in legal expenses, partially offset by a $1.9 million decrease in consulting expenses and a $1.2 million decrease in acquisition-related expenses.
Restructuring

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Restructuring	$24,425	$3,883	$20,542	529%
Restructuring charges increased by $20.5 million, primarily due to $24.4 million of charges related to the May 2026 Plan, consisting of $13.6 million in employee severance and related benefits and $10.8 million of stock-based compensation expense from the acceleration and modification of certain equity awards. This was partially offset by a $3.9 million decrease in restructuring charges related to the July 2025 Plan, which primarily consisted of contract termination costs.

Interest Income, Net, and Other Income (Expense), Net

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest income, net	$6,151	$12,196	$(6,045)	(50)%
Other income (expense), net	$(2,414)	$(327)	$(2,087)	638%
Interest income, net decreased by $6.0 million primarily driven by lower average investment balances and a lower weighted-average book yield on our marketable securities during the three months ended July 31, 2026. The change in other income (expense), net was primarily due to net foreign currency exchange fluctuations and net losses on strategic investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Provision for income taxes	$6,376	$3,270	$3,106	95%
The provision for income taxes increased by $3.1 million, primarily due to $2.8 million of interest expense recognized in the current period on the ITA liability pursuant to the final settlement agreement reached in fiscal 2026.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in those periods.
Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue	$568,638	$471,212	$97,426	21%
Revenue increased by $97.4 million primarily due to a combination of sales to new customers and sales of additional licenses and platform solutions to existing customers.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Cost of revenue	$159,528	$117,006	$42,522	36%
Gross profit	$409,110	$354,206	$54,904	16%
Gross margin	72%	75%
Cost of revenue increased by $42.5 million primarily due to an $18.3 million increase in cloud hosting usage charges to support our expanding business, a $12.3 million increase in customer support costs, which were mostly personnel-related, a $7.9 million increase in amortization of acquired intangible assets in connection with the fiscal 2026 acquisitions, and a $3.1 million increase in amortization of capitalized internal-use software due to the continued investment in our platform. Gross margin decreased to 72% compared to 75% in the prior period, primarily due to higher costs of revenue associated with scaling operations to meet increased customer demand and sales volume.
Research and Development

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development expenses	$192,652	$151,344	$41,308	27%
Research and development expenses increased by $41.3 million primarily due to an increase in personnel-related expenses of $30.1 million. This included a $12.1 million increase in stock-based compensation expense, primarily driven by the new equity awards granted, including those issued in connection with the fiscal 2026 acquisitions. The remaining increase was attributable to a $4.8 million increase in cloud hosting expenses driven by expanded research and development activities, a $3.8 million increase in general services expenses primarily driven by higher software subscription costs, and a $2.2 million increase in allocated overhead costs.
Sales and Marketing

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Sales and marketing expenses	$255,656	$261,760	$(6,104)	(2)%
Sales and marketing expenses decreased by $6.1 million primarily due to a $9.8 million decrease in marketing-related expenses, reflecting lower corporate marketing, advertising and promotions costs. The decrease was partially offset by a $2.0 million increase in allocated overhead costs and a $1.4 million increase in software subscription costs.
General and Administrative

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
General and administrative expenses	$106,824	$100,153	$6,671	7%
General and administrative expenses increased by $6.7 million, primarily due to a $5.7 million increase in personnel-related expenses, including a $1.0 million increase in stock-based compensation expense, as a result of increased headcount, and a $3.0 million increase in legal expenses, partially offset by a $2.8 million decrease in consulting expenses.
Restructuring

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Restructuring	$24,457	$9,050	$15,407	170%
Restructuring charges increased by $15.4 million, primarily due to $24.4 million of charges related to the May 2026 Plan, consisting of $13.6 million in employee severance and related benefits and $10.8 million of stock-based compensation expense from the acceleration and modification of certain equity awards. This was partially offset by a $9.1 million decrease in restructuring charges related to the March 2025 Plan and July 2025 Plan, which included $3.9 million of contract termination charges, $3.0 million of severance and employee benefit charges, and $2.2 million of asset impairment charges related to facilities.
Interest Income, Net, and Other Income (Expense), Net

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest income, net	$12,978	$24,486	$(11,508)	(47)%
Other income (expense), net	$76	$165	$(89)	(54)%
Interest income, net decreased by $11.5 million primarily driven by lower average investment balances and a lower weighted-average book yield on our marketable securities during the six months ended July 31, 2026. The change in other income (expense), net was primarily due to net gains on strategic investments, partially offset by net foreign currency exchange fluctuations.
Provision for Income Taxes

	Six Months Ended July 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Provision for income taxes	$12,139	$136,762	$(124,623)	(91)%
The provision for income taxes decreased by $124.6 million primarily due to the non-recurrence of a $136.0 million accrual for an unrecognized tax benefit recorded in the prior year in connection with our matter with the ITA. This decrease was partially offset by the non-recurrence of a $4.7 million discrete tax benefit from the release of a valuation allowance on Israeli deferred tax assets recorded in the prior year, as well as $5.4 million of interest expense recognized in the current period on the ITA liability pursuant to the final settlement agreement reached in fiscal 2026.
We compute our tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from continuing operations and adjusting for discrete items arising in those periods.
Liquidity and Capital Resources
We have financed operations primarily through proceeds received from sales of equity securities and payments received from our customers, and we have generated operating losses, as reflected in our accumulated deficit of $2.2 billion and $2.1 billion as of July 31, 2026 and January 31, 2026, respectively. We expect these and other operating losses to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued

development and expansion of our business. On January 8, 2026, we entered into the Agreement with the ITA that fully and finally resolves disputed tax matters regarding intercompany transfer pricing and intellectual property valuations for fiscal years 2021 through 2025. As more fully described in the section titled “Risk Factors—Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results and financial condition,” through July 31, 2026, we recorded a total tax expense of $186.3 million, inclusive of interest, related to the Agreement with the ITA. Pursuant to the Agreement, we are required to make installment payments in Israeli New Shekels through fiscal 2031, with unpaid amounts subject to a 7.0% annual interest rate, and an option to extend the final payment through 2033. These payments will adversely affect our cash flows over the next several years. Furthermore, in the event of a change in control, all unpaid amounts plus interest that would have accrued through 2033—$259.7 million (or 792.7 million Israeli New Shekels) as of July 31, 2026, less cumulative payments made—would accelerate and become immediately due.
As of July 31, 2026 and January 31, 2026, our principal source of liquidity was cash, cash equivalents, and investments of $813.2 million and $769.6 million, respectively.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$31,948	$51,231
Net cash (used in) provided by investing activities	$(23,976)	$65,642
Net cash provided by (used in) financing activities	$10,660	$(28,399)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, third-party cloud infrastructure expenses, and overhead costs.
Our operating cash flow is influenced by seasonal billing patterns, with a concentration of annual billings in our fiscal fourth quarter due to enterprise buying and renewal cycles. This makes our fiscal first quarter our strongest quarter for collections and operating cash flow. Acquisitions can also impact cash flow due to transaction costs, financing expenses, and lower near-term operating cash flow contributions from acquired entities.
Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, amortization of deferred contract acquisition costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities during the six months ended July 31, 2026 was $31.9 million, primarily consisting of $243.2 million of adjustments for non-cash items, partially offset by our net loss of $169.6 million and $41.6 million of cash used by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $55.5 million decrease in deferred revenue, a $39.1 million increase in deferred contract acquisition costs, and a $16.9 million decrease in accrued expenses and other liabilities. These amounts were partially offset by a $68.8 million decrease in accounts receivable and a $6.4 million increase in accrued payroll and benefits.
Cash provided by operating activities during the six months ended July 31, 2025 was $51.2 million, primarily consisting of adjustments for non-cash items of $202.9 million, and $128.6 million provided by net changes to our operating assets and liabilities, partially offset by our net loss of $280.2 million. The main drivers of the changes in operating assets and liabilities were an increase in accrued and other liabilities of $144.0 million, of which $136.0 million is related to an accrual for an unrecognized tax benefit related to our ITA matter, a $56.4 million decrease in accounts receivable, a $3.2 million decrease in prepaid expenses and other assets, and a $1.5 million increase in accounts payable due to timing of invoices received from vendors. These amounts were partially offset by a $36.1 million increase in deferred contract acquisition costs, a $25.3 million decrease in deferred revenue, a $13.1 million decrease in accrued payroll and benefits, and a $2.1 million decrease in operating lease liabilities.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2026 was $24.0 million, primarily consisting of $260.4 million of investment purchases, which included a $100.0 million strategic investment in Knight JV, LLC, $14.0 million of capitalized internal-use software costs, and $1.0 million of payments related to holdback releases in connection with our fiscal 2026 acquisitions. These amounts were partially offset by $252.0 million of proceeds from sales and maturities of investments.
Cash provided by investing activities during the six months ended July 31, 2025 was $65.6 million, primarily consisting of $286.8 million of proceeds from sales, maturities and return of capital of investments. These amounts were partially offset by $208.1 million of investment purchases, and $12.5 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2026 was $10.7 million, primarily consisting of $7.5 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP), and $3.1 million of proceeds from the exercise of employee stock options.
Cash used in financing activities during the six months ended July 31, 2025 was $28.4 million, primarily consisting of $52.7 million in repurchases of common stock, partially offset by $15.2 million of proceeds from the exercise of employee stock options and $9.1 million of proceeds from the issuance of common stock under our ESPP.
Contractual Obligations and Commitments
Except as discussed in Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our contractual obligations and commitments from those disclosed in our Annual Report.

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
Interest Rate Risk
As of July 31, 2026, we had $813.2 million of cash, cash equivalents, and investments, which consist of money market funds, U.S. treasury securities, commercial paper, corporate notes and bonds, and U.S. agency securities. We also had $13.8 million of restricted cash as of July 31, 2026, primarily consisting of indemnity escrow funds related to acquisitions and collateralized letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would result in a $1.7 million change in the fair market value of our investment portfolio as of July 31, 2026.
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
We enter into foreign currency forward contracts to economically manage the foreign currency exchange rate risk associated with the aforementioned ITA liability denominated in the Israeli New Shekel. These forward contracts are not designated as hedging instruments for accounting purposes. The effectiveness of our risk management strategy and the availability of future contracts may be limited, and we may not be able to successfully offset our exposure, which could adversely affect our financial condition and operating results. As of July 31, 2026, we had undesignated forward contracts with notional amounts of $162.5 million.

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
•A security incident impacting us or our third-party vendors and service providers, whether actual, alleged, or perceived, could harm our reputation, create liability, and regulatory exposure, and adversely affect our business, operating results, and financial condition.
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
•The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and other beneficial owners who hold in the aggregate approximately 26% of the voting power of our capital stock, which will limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced a net loss of $93.4 million and $72.0 million for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $2.2 billion. While we have historically experienced significant growth in revenue, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest in our future growth, including expanding our research and development function to drive further development of our platform, expanding our sales and marketing activities, and expanding into adjacent markets and geographic locations, which could negatively affect our operating results if our total revenue does not increase. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant legal, accounting, and other expenses as a public company. Our revenue growth is expected to slow down as we scale and our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in the size of our overall market, or if we cannot capitalize on growth opportunities, including acquisitions, new products, services, and feature releases. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including personnel restructuring plans, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. If we fail to increase our revenue to offset increases in our operating expenses, or manage our costs as we invest in our business, we may not achieve or sustain profitability.
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
•our ability to enter into new agreements with channel partners and expand relationships with existing channel partners;
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
•any disruption in our relationship with ISVs, alliance partners, or channel partners, including MSPs, MSSPs, MDRs, OEMs, and IR firms;
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our platform is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions, including the changes in U.S. federal spending, significant political or regulatory developments including changes in trade policy (including actual or threatened changes in tariffs and trade restrictions), U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, spending environments, geopolitical instability, warfare and uncertainty, weak economic conditions in certain regions or a reduction in information technology spending regardless of macroeconomic conditions, including the effects of the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could adversely affect our business, operating results, and financial condition, including resulting in longer sales cycles, a negative impact on our ability to attract and retain new customers or expand our platform or sell additional products and services to our existing customers, lower prices for our platform, higher default rates among our channel partners, reduced sales to new or existing customers and slower or declining growth. For example, as a result of current uncertainty in macroeconomic conditions and related higher cost consciousness around IT budgets, we have continued to experience certain impacts on our business, including a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and deal downsizing by new customers and renewals by existing customers, especially larger enterprises. We expect the global macroeconomic conditions impacting demand to persist in the near term. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

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
A security incident impacting us, or our third-party vendors and service providers, whether actual, alleged, or perceived, could harm our reputation, create liability and regulatory exposure, and adversely impact our business, operating results, and financial condition.
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
Although we have implemented security measures designed to prevent such attacks, our networks and systems, and those of our third-party vendors and service providers have in the past, and may in the future be, breached due to the actions of outside parties, human error, insufficient cybersecurity controls, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our and/or our customers’ systems, networks, or data. We and our third-party vendors and service providers may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. More capable general-purpose AI models released by major providers that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of threat actors, enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. These AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to research and invest in additional defensive capabilities. These risks are exacerbated by developments in generative AI. A breach in our or in our third-party vendors and service providers’ data security or an attack against our platform or our third-party vendors’ or service providers’ platform could impact our networks or the networks and data of our customers that are secured by our platform, creating system disruptions or slowdowns and providing access to malicious parties to information stored on our networks or the networks of our customers, resulting in data being publicly disclosed, misused, altered, lost, or stolen, which could subject us to liability and adversely affect our financial condition. If compromised, our own systems or the systems of our third-party vendors and service providers could be used to facilitate or magnify an attack. Further, the trend towards remote and hybrid work by companies and individuals has generally increased the attack surface available to bad actors for exploitation, and as such, the risk of a cybersecurity incident potentially occurring has increased. We have accordingly increased our investments in protective measures and risk mitigation strategies, but we cannot guarantee that our efforts, or the efforts of our third-party vendors and service providers or efforts of others upon whom we rely and partner with, will be successful in preventing any such information security incidents. Protecting our own assets has become more expensive from a dollar investment and time perspective and these costs may increase as the threat landscape evolves, including as a result of the use of AI by bad actors.
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
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our platform is unable to detect or prevent. Furthermore, as a well-known provider of security solutions and because security solutions are highly privileged in customers’ environments, our networks, platform, products, including cloud-based technology, and customers could be targeted by attacks specifically designed to disrupt our business, harm our reputation or use our technology to gain unauthorized access. In addition, defects or errors in our platform could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely affect our business, financial condition, and operating results.
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
We may not be able to find suitable acquisition candidates, or complete acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the material risks, liabilities or other challenges involved in an acquisition or strategic investment. Even if completed, acquisitions or investments may not strengthen our competitive position, may not achieve expected benefits, and may be viewed negatively by our customers or investors.
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
•our ability to enter into new agreements with channel partners and expand relationships with existing channel partners;
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
Substantially all of our sales are fulfilled through our channel partners, including resellers, distributors, MSPs, MSSPs, MDRs, OEMs, and IR firms, and we expect that we will continue to generate a significant portion of our revenue from channel partners for the foreseeable future. Our agreements with our channel partners generally are non-exclusive, do not last for set terms, and may be terminated by either party at any time. Further, the majority of channel partners fulfill our sales on a purchase order basis and do not impose minimum purchase requirements or related terms on sales. However, in recent periods, we have with increasing frequency entered into, or expanded, relationships with several large MSSP, OEM and reseller partnerships that have multi-year purchasing commitments. Additionally, we have entered, and intend to continue to enter, into alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or alliance partners, the failure to recruit additional partners, or failure of partners to meet their purchasing commitments would adversely affect our business, operating results, key financial metrics and financial condition.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from over 2,700 employees as of July 31, 2025, to over 2,800 employees as of July 31, 2026. Although we have experienced rapid growth historically, we may not sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
In addition, as we have grown, our number of customers has also increased significantly, and we have increasingly managed more complex deployments of our platform in more complex computing environments. The rapid growth and expansion of our business places a significant strain on our management, operational, and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. As a result of macroeconomic conditions, in March 2025, July 2025 and May 2026, we approved restructuring plans designed to improve operational efficiencies and operating costs, and better align our workforce and operations with current business needs, priorities, and near term growth expectations.
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
In the U.S., there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, in California, the California Consumer Privacy Act of 2018 (as amended, CCPA) imposes significant obligations on covered businesses, including providing privacy rights to California residents such as the right to opt out of certain disclosures of their personal information and receive detailed information about how their personal information is collected, used and shared. Regulations effective January 1, 2026 expanded these obligations to require covered businesses to conduct privacy risk assessments before initiating certain categories of processing that present significant risk to consumer privacy, including the use of automated decision-making technology for significant decisions and the processing of sensitive personal information. Those same regulations also established mandatory independent cybersecurity audits for businesses meeting specified revenue and data-volume thresholds. Following California’s lead, approximately 20 other U.S. states have enacted privacy laws with Indiana, Kentucky, and Rhode Island among those taking effect in 2026. These state laws impose varying requirements regarding consumer rights, data minimization, automated decision-making, and security obligations, and several existing laws were further amended in 2026 to expand their scope and strengthen enforcement. In addition, various comprehensive federal privacy bills have been proposed in Congress from time to time. Compliance with this expanding and increasingly complex patchwork of state and federal requirements is costly and creates operational complexity.
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
While we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules, regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient. If such public statements are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the FTC or applicable state attorneys general.
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
Further, for our 2022 to 2024 tax years, the Tax Cuts and Jobs Act of 2017 required research and experimental (R&E) expenditures to be capitalized and amortized ratably over a five-year period for domestic expenditures. Any such expenditures attributable to research conducted outside the United States were required to be capitalized and amortized over a 15-year period. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the OBBBA), restoring immediate deductibility of domestic R&E expenditures beginning with our 2025 tax year, while foreign R&E expenditures will continue to be capitalized and amortized over a 15-year period. The OBBBA introduced other provisions, such as the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation rules, and adjustments to interest expense limitations. The OBBBA has not had a material effect on our condensed consolidated financial statements through July 31, 2026.
In addition, the Organization for Economic Cooperation and Development (OECD) Inclusive Framework of over 140 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above €20 billion. The second pillar (Pillar Two) is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. The rules were effective for us beginning in fiscal 2025 but have not had a material impact on our condensed consolidated financial statements. Numerous countries have enacted or substantially enacted legislation to implement these rules. In January 2026, the OECD issued additional guidance regarding a side-by-side agreement, which is intended to provide relief for U.S.-parented multinational corporations from certain provisions of Pillar Two, but will require adoption by OECD member countries to implement. While Pillar Two did not have an impact on our tax provision or effective tax rate in the first half of fiscal 2027, we continue to monitor Pillar Two and other evolving tax legislation in the jurisdictions in which we operate.
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
It is not uncommon for tax authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the transfer pricing and charges for intercompany services and other intercompany transactions, or with respect to the valuation of our intellectual property for tax purposes and the manner in which our intellectual property is owned and utilized within our group. On January 8, 2026, we entered into the Agreement with the ITA covering various transfer pricing matters for intercompany transactions between us and our Israeli subsidiary, including the valuation and taxation of intellectual property. The Agreement fully and finally resolves all related Israeli disputed income tax matters between us, our affiliates, and the ITA for the fiscal years ended January 31, 2021 through January 31, 2025. This settlement with the ITA includes certain principles established in the bilateral Advanced Pricing Agreement (APA) process between us, the Internal Revenue Service, and the ITA, which we have been negotiating since fiscal year 2022, and provides a final tax determination on this matter for Israeli tax purposes. As a result of this final resolution and the related reassessment of our uncertain tax positions, through July 31, 2026, we recorded a total tax expense of $186.3 million, inclusive of interest, related to this matter. Under the terms of the Agreement, we are required to make installment payments through fiscal 2031 and the unpaid balance is subject to a 7.0% annual interest rate. Additionally, in the event of a change in control, all unpaid amounts plus interest—$259.7 million (792.7 million Israeli New Shekels), less cumulative payments made—would accelerate and become immediately due. For more information, see Note 9, Income Taxes, to our condensed consolidated financial statements.
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
We may also issue shares of our capital stock or securities convertible into shares of our capital stock from time to time in connection with a financing, an acquisition, an investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has had the effect of concentrating voting control with the holders of our Class B common stock who held, in the aggregate, approximately 26% of the voting power of our capital stock as of July 31, 2026, which makes it more difficult for you to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of July 31, 2026, the holders of our outstanding Class B common stock held approximately 26% of the voting power of our outstanding capital stock. The outstanding Class B common stock automatically converts to Class A common stock on the earlier of (i) the date specified by a vote of the holders of 66 2/3% of the then outstanding shares of Class B common stock, (ii) seven years from the date of our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act (the Final Prospectus), or June 29, 2028, (iii) the first date following the completion of our IPO on which the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) held by Tomer Weingarten, including certain permitted entities that Mr. Weingarten controls, is less than 25% of the number of shares of outstanding Class B common stock (including shares of Class B common stock subject to outstanding stock options) that Mr. Weingarten originally held as of the date of our Final Prospectus, (iv) the date fixed by our board of directors, following the first date following the completion of our IPO when Mr. Weingarten is no longer providing services to us as an officer, employee, consultant or member of our board of directors, (v) the date fixed by our board of directors following the date on which, if applicable, Mr. Weingarten is terminated for cause, as defined in our restated certificate of incorporation, and (vi) the date that is 12 months after the death or disability, as defined in our restated certificate of incorporation, of Mr. Weingarten. The dual class structure of our common stock will make it difficult for you to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business or the businesses of our partners or the economy as a whole. We maintain an office in Tel Aviv, Israel and had approximately 11% of our personnel in Israel as of July 31, 2026. We are closely monitoring the continued armed conflict in Israel. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business, results of operations and we have implemented continuity measures to address the safety of our employees and continue our operations in the event of reduced employee availability in the conflict region. However, if our continuity measures fail or the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a Rule 10b5-1 Plan). During the three months ended July 31, 2026, three of our Section 16 officers adopted new Rule 10b5-1 Plans. The Parekh Plan, Tomasello Plan, and Weingarten Plan (each as defined below) were entered into during an open trading window in accordance with our Insider Trading Policy.
On June 9, 2026, Sonalee Parekh, our Chief Financial Officer, adopted a Rule 10b5-1 Plan (the Parekh Plan) providing for the potential sale of certain shares of our Class A common stock which may be received by Ms. Parekh upon vesting and settlement of certain outstanding restricted stock units and performance stock units, net of any shares withheld by the Company to satisfy applicable tax obligations, with such sales occurring between an estimated start date of August 27, 2026 and an estimated end date of September 30, 2027. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Parekh Plan, can only be determined upon the occurrence of the future vesting events. The Parekh Plan is scheduled to expire on September 30, 2027.
On June 9, 2026, Robin Tomasello, our Chief Accounting Officer, adopted a Rule 10b5-1 Plan (the Tomasello Plan) providing for the potential sale of certain shares of our Class A common stock which may be received by Ms. Tomasello upon vesting and settlement of certain outstanding options, restricted stock units, and performance stock units, net of any shares withheld by the Company to satisfy applicable tax obligations, with such sales occurring between an estimated start date of August 27, 2026 and an estimated end date of September 30, 2027. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Tomasello Plan, can only be determined upon the occurrence of the future vesting events. The Tomasello Plan is scheduled to expire on September 30, 2027.
On July 2, 2026, Tomer Weingarten, our President and Chief Executive Officer, adopted a Rule 10b5-1 Plan (the Weingarten Plan) providing for the potential sale of: (i) 500,000 shares of our Class A common stock and (ii) certain shares of our Class A common stock which may be received by Mr. Weingarten upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations, with such sales occurring between an estimated start date of October 5, 2026 and an estimated end date of October 5, 2027. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Weingarten Plan, can only be determined upon the occurrence of the future vesting events. The Weingarten Plan is scheduled to expire on October 5, 2027.

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
________________

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

SENTINELONE, INC.

Date: August 27, 2026	By:	/s/ Sonalee Parekh
Sonalee Parekh
Chief Financial Officer
(Principal Financial Officer)